Form 10QSB
period 1997-09-30
WYMAN PARK BANCORPORATION INC
filed 1997-12-19
CIK 1046354

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------


                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997


                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                         Commission File Number 0-23345



                         WYMAN PARK BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           52-2068893
----------------------------                             ----------------
(State or other jurisdiction                             (I.R.S. Employer
    of incorporation or                                    Identification
       organization)                                            Number)


11 West Ridgely Road, Lutherville, Maryland                    21093
-------------------------------------------              ----------------
(Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number, including area code:  (410) 252-6450
                                                     --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of September 30, 1997, there were no shares of the Registrant's common stock issued and outstanding.

                         WYMAN PARK BANCORPORATION, INC.


                                      INDEX


                                                                      Page
                                                                     Number
                                                                     ------

PART I.           FINANCIAL INFORMATION

                  Item 1.                                              1
                  Item 2.                                              1


PART II.          OTHER INFORMATION                                    2

                  SIGNATURES                                           3

                          PART I. FINANCIAL INFORMATION


     Wyman Park Bancorporation, Inc. (the "Holding Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Wyman Park Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings association to a federally chartered stock savings association, pursuant to its Plan of Conversion. The Plan of Conversion was submitted and approved by a vote of the Association's members at a special meeting held on December 17, 1997. The consummation of the conversion was subject to, among other things, the sale of the minimum number of shares offered and compliance with the conversion approval letter of the Office of Thrift Supervision. The Holding Company commenced on November 21, 1997, a Subscription and Community Offering of its shares in connection with the conversion of the Association (the "Offering"). It is anticipated that the Offering will close in late December.

     At September 30, 1997, the Holding Company had no material liabilities and had not conducted any material operations.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------
                  None.


Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------
                  None.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.


Item 5.           Other Information
                  -----------------
                  None.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  None.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WYMAN PARK BANCORPORATION, INC.
                                          Registrant




Date: December 19, 1997                   /s/ Ernest A. Moretti
      -----------------                   ---------------------
                                          Ernest A. Moretti
                                          President and Chief Executive
                                          Officer (Duly Authorized Officer)





Date: December 19, 1997                   /s/ Ronald W. Robinson
      -----------------                   ----------------------
                                          Ronald W. Robinson, Chief Financial
                                          Officer (Principal Financial Officer)