Form 10QSB
period 1997-12-31
WYMAN PARK BANCORPORATION INC
filed 1998-02-02
CIK 1046354

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997


                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                         Commission File Number 0-23345



                         WYMAN PARK BANCORPORATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       52-2068893
         --------                                       ----------
(State or other jurisdiction                         (I.R.S. Employer
    of incorporation or                               Identification
       organization)                                       Number)


11 West Ridgely Road, Lutherville, Maryland               21093
-------------------------------------------               -----
(Address of principal executive offices)                (ZIP Code)


Registrant's telephone number, including area code:  (410) 252-6450



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

                          PART I. FINANCIAL INFORMATION


         Wyman Park Bancorporation, Inc. (the "Holding Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Wyman Park Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally chartered mutual savings association to a federally chartered stock savings association, pursuant to its Plan of Conversion (the "Conversion"). The Plan of Conversion was submitted and approved by a vote of the Association's members at a special meeting held on December 17, 1997. The consummation of the conversion was subject to, among other things, the sale of the minimum number of shares offered and compliance with the conversion approval letter of the Office of Thrift Supervision. The Holding Company commenced on November 21, 1997, a Subscription and Community Offering of its shares in connection with the conversion of the Association (the "Offering"). The Offering terminated on December 18, 1997, and the Conversion closed on January 5, 1998. The Holding Company's common stock began trading on the OTC Electronic Bulletin Board on January 7, 1998 under the symbol "WPBC."

         At December 31, 1997, the Holding Company had no material liabilities and had not conducted any material operations.

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

                                           WYMAN PARK BANCORPORATION, INC.
                                           Registrant




Date: February 2, 1998                     /s/ Ernest A. Moretti
      ----------------                     -------------------------------------
                                           Ernest A. Moretti
                                           President and Chief Executive
                                           Officer (Duly Authorized Officer)





Date: February 2, 1998                     /s/ Ronald W. Robinson
      ----------------                     -------------------------------------
                                           Ronald W. Robinson, Chief Financial
                                           Officer (Principal Financial Officer)