Form 10QSB
period 1998-03-31
WYMAN PARK BANCORPORATION INC
filed 1998-05-12
CIK 1046354

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
   X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ----      Exchange Act of 1934


           For the quarterly period ended March 31, 1998

 ---- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____ to _____

Commission File Number:  0-23345


                        WYMAN PARK BANCORPORATION, INC.
                        ------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                      52-2068893
-------------------------------                          ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


               11 West Ridgely Road, Lutherville, Maryland 21093
               -------------------------------------------------
                   (Address of Principal Executive Offices)

                                (410)-252-6450
                                --------------
              Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X  No
                                                               ---     ---
As of May 11, 1998, the issuer had 1,011,713 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                                    Contents
                                    --------



Part I.   Financial Information                                            Page
          ---------------------                                            ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
          March 31, 1998 and June 30, 1997...............................     2

          Consolidated Statements of Operations for the Nine and
          Three Month Periods Ended March 31, 1998 and 1997..............     3

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended March 31, 1998 and 1997..........................     4

          Notes to Consolidated Financial Statements.....................   5-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   8-13


Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings..............................................     14

Item 2.   Changes in Securities..........................................     14

Item 3.   Defaults Upon Senior Securities................................     14

Item 4.   Submission of Matters to a Vote of Security Holders............     14

Item 5.   Other Information..............................................     14

Item 6.   Exhibits and Reports on Form 8-K...............................     14


Signatures...............................................................     15

               Wyman Park Bancorporation, Inc. and Subsidiaries
                             Lutherville, Maryland
                  Condensed Statements of Financial Condition


                                                       March 31,      June 30,
                                                          1998          1997
                                                      ------------   ----------
                                                      (Unaudited)
          Assets
          ------
Cash and noninterest bearing deposits                 $   733,360   $   461,268
Interest bearing deposits in other banks                  432,849     1,092,682
Federal funds sold                                      1,622,647       823,142
                                                      -----------   -----------
Total cash and cash equivalents                         2,788,856     2,377,092
Loans receivable, net                                  62,143,224    55,188,566
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $314,638 (1998)
  and $360,666 (1997)                                     307,399       356,187
Investment securities available for sale
  at fair value                                         3,298,020     2,992,500
Federal Home Loan Bank of Atlanta stock, at cost          509,900       509,900
Accrued interest receivable                               311,430       337,394
Ground rents owned, at cost                               129,108       129,108
Property and equipment, net                               202,927       203,319
Prepaid expenses and other assets                          70,607        88,764
Deferred tax asset                                         55,606        58,506
                                                      -----------   -----------

Total Assets                                          $69,817,077   $62,241,336
                                                      -----------   -----------

           Liabilities & Equity
           --------------------

Liabilities:
Savings deposits                                      $54,212,295   $56,095,332
Advance payments by borrowers for
  taxes, insurance, and ground rents                    1,044,292     1,240,877
Accrued interest payable on savings deposits               17,477        18,994
Accrued expenses and other liabilities                    421,859       120,151
Federal and State income taxes payable                    129,405        16,163
                                                      -----------   -----------

Total Liabilities                                      55,825,328    57,491,517

Stockholders' Equity:
Common Stock $0.01 par value:
  Authorized 2,000,000 shares:
  Issued and outstanding 1,011,713 shares                  10,117             -
Additional paid-in capital                              9,662,936             -
Retained income, substantially restricted               5,128,066     4,754,419
Unrealized losses on available
  for sale securities                                           -        (4,600)
                                                      -----------   -----------
                                                       14,801,119     4,749,819
Employee Stock Ownership Plan                            (809,370)            -
                                                      -----------   -----------

Total Stockholders' Equity                             13,991,749     4,749,819
                                                      -----------   -----------

Total Liabilities and Stockholders' Equity            $69,817,077   $62,241,336
                                                      -----------   -----------

See accompanying notes to financial statements.

               Wyman Park Bancorporation, Inc. and Subsidiaries
                             Lutherville, Maryland
                       Condensed Statements of Operation
                                  (Unaudited)



                                                       For the Nine Months     For the Three Months
                                                         Ended March 31,         Ended March 31,
                                                       1998         1997        1998        1997
                                                       ----         ----        ----        ----
Interest and fees on loans receivable              $3,476,269   $3,187,192  $1,198,467  $1,057,095
Interest on mortgage-backed securities                 18,124       20,173       5,796       6,463
Interest on investment securities                      85,215       95,540      13,463      30,473
Interest on other investments                         196,531      181,310     109,252      60,382
                                                   ----------   ----------  ----------  ----------
  Total interest income                            $3,776,139   $3,484,215  $1,326,978  $1,154,413
                                                   ----------   ----------  ----------  ----------

Interest on savings deposits                       $2,028,929   $2,080,488  $  648,263  $  666,756
Interest on Federal Home Loan Bank
  of Atlanta advances                                  37,394            -           -           -
Interest on escrow deposits                             3,352        4,706       1,557       2,269
                                                   ----------   ----------  ----------  ----------
  Total interest expense                           $2,069,675   $2,085,194  $  649,820  $  669,025

 Net interest income before provision
   for loan losses                                  1,706,464    1,399,021     677,158     485,388
Provision for loan losses                               6,400        7,700       2,500         700
                                                   ----------   ----------  ----------  ----------
  Net interest income                              $1,700,064   $1,391,321  $  674,658  $  484,688
                                                   ----------   ----------  ----------  ----------

Other Income
------------
  Loan fees and service charges                    $   45,680   $   36,191  $   15,673  $   11,580
  Gain on sales of loans receivable                     6,031        5,816       1,969         650
  Other                                                21,182       18,930       7,193       6,901
                                                   ----------   ----------  ----------  ----------
    Total other income                             $   72,893   $   60,937  $   24,835  $   19,131
                                                   ----------   ----------  ----------  ----------

General and Administrative Expenses
-----------------------------------
  Salaries and employee benefits                   $  724,480   $  431,314  $  186,377  $  154,312
  Occupancy costs                                      70,698       69,091      23,612      23,742
  Federal deposit insurance premiums                   26,485      452,181       8,731       1,652
  Data processing                                      55,998       49,718      20,330      17,862
  Advertising                                          43,007       47,673      20,282      13,667
  Franchise and other taxes                            32,928       30,347      15,176      12,232
  Other                                               207,594      182,589      76,919      67,437
                                                   ----------   ----------  ----------  ----------
    Total general and administrative
      expenses                                     $1,161,190   $1,262,913  $  351,427  $  290,904

Income before tax provision                           611,767      189,345     348,066     212,915

Provision for income taxes                            238,120       73,000     133,900      83,000
                                                   ----------   ----------  ----------  ----------

    Net Income                                     $  373,647   $  116,345  $  214,166  $  129,915
                                                   ----------   ----------  ----------  ----------

    Basic and diluted net income
      per share                                        n/a          n/a         n/a         n/a
                                                       ---          ---         ---         ---

See accompanying notes to financial statements.

                        Wyman Park Bancorporation, Inc.
                               and Subsidiaries
                             Lutherville, Maryland

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Nine Months Ended March 31,
                                                 ----------------------------
                                                     1998            1997
                                                     ----            ----

Cash Flows from operating activities
------------------------------------
  Net income                                      $   373,647      $   116,345
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
          Depreciation and amortization                47,007           44,874
          Provision for loan losses                     6,400            7,700
          Amortization of loan fees                   (64,519)         (62,245)
          Deferred loan origination fees               87,027           55,783
          Proceeds from loans originated for
           sale                                       521,731                -
          Loans originated for sale                  (515,700)               -
          Gain on sales of loans receivable            (6,031)          (5,816)
          Decrease in accrued interest
           receivable                                  25,964           58,576
          Decrease in prepaid expenses and
           other assets                                18,157           33,983
          Increase (decrease) in accrued
           expenses and other liabilities             301,708          (18,390)
          Decrease in federal and state income
           taxes receivable                                 -           83,632
          Increase in federal and state income
           taxes payable                              113,242           13,319
          Increase (decrease) in accrued
           interest payable
            on savings deposits                        (1,517)             207
                                                  -----------      -----------
Net cash provided by operating activities             907,116          327,968

Cash flows from investing activities
------------------------------------
  Purchases of investment securities available
   for sale                                        (3,298,020)               -
  Maturities of investment securities
   available for sale                               3,000,000                -
  Net (increase) decrease in loans receivable      (5,641,863)           2,099
  Purchase of loan participations                  (1,341,703)               -
  Sales of loans receivable                                 -          395,000
  Mortgage-backed securities principal
   repayments                                          48,788           53,765
  Purchases of property and equipment                 (46,615)          (6,175)
  Sale of ground rents owned                                -            1,021
                                                  -----------      -----------
Net cash provided by (used in) investing
 activities                                        (7,279,413)         445,710

Cash flows from financing activities
------------------------------------
  Net decrease in savings deposits                 (1,883,037)      (2,307,159)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents            (196,585)        (281,765)
  Proceeds received from the sale of common
   stock                                            9,673,053                -
  Employee Stock Ownership Plan obligation           (809,370)               -
                                                  -----------      -----------
Net cash used in financing activities               6,784,061       (2,588,924)


Net increase (decrease) in cash and cash
 equivalents                                      $   411,764      $(1,815,246)

Cash and cash equivalents at beginning of year      2,377,092        5,801,246
                                                  -----------      -----------

Cash and cash equivalents at end of year          $ 2,788,856      $ 3,986,000
                                                  -----------      -----------

Supplemental information
------------------------
  Interest paid on savings deposits and
   borrowed funds                                 $ 2,067,840      $ 2,080,281

  Income taxes paid                               $   124,879      $    58,390

See accompanying notes to financial statements.

                WYMAN PARK BANCORPORATION, INC. AND SUBSIDIARIES
                             LUTHERVILLE, MARYLAND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1:    Wyman Park Bancorporation, Inc.

Wyman Park Bancorporation, Inc. (the "Company") was incorporated under the laws of the State of Delaware in September, 1997 as the holding company of Wyman Park Federal Savings & Loan Association ("Association") upon its conversion from mutual to stock form ("Stock Conversion"). On January 5, 1998, the Company completed its Stock Conversion and issued 1,011,713 shares of common stock, par value $.01 per share for gross proceeds of $10.1 million and net proceeds of $9.7 million. In connection with the Stock Conversion, the Company purchased all of the capital stock of the Association for $4.8 million or 50% of the net proceeds. All references to the Company prior to January 5, 1998, except where otherwise indicated are to the Association. The Company's common stock began trading on the OTC Electronic Bulletin Board on January 7, 1998 under the symbol "WPBC".

The Association is regulated by the Office of Thrift Supervision ("OTS"). The primary business of the Association is to attract deposits from individual and corporate customers and to originate residential and commercial mortgage loans and consumer loans. The Association competes with other financial and mortgage institutions in attracting and retaining deposits and originating loans. The Association conducts operations through its main office located at 11 West Ridgely Road, Lutherville, Maryland 21093 and one branch office located at 7963 Baltimore-Annapolis Boulevard, Glen Burnie, Maryland 21060.

Note 2:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Note 3:  Cash and Cash Equivalents

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Note 4:  Earnings Per Share

Basic and diluted earnings per share are not presented for the nine and three month period ended March 31, 1998 and for the nine and three month periods ended March 31, 1997 since the Association had not converted to stock until January 5, 1998 and such information would not be meaningful.

Note 5:  Regulatory Capital Requirements

The following table presents the Association's capital position based on the March 31, 1998 financial statements.


                                                                            To Be Well
                                                                         Capitalized Under
                                                     For Capital         Prompt Corrective
                                 Actual           Adequacy Purposes      Action Provisions
                         ----------------------  --------------------   -------------------
                           Amount        Ratio     Amount       Ratio     Amount      Ratio
                           ------        ------    ------       -----     ------      -----
Tangible (1)             $ 9,796,535     14.73%  $  997,875      1.5%      n/a         n/a
Tier I capital (2)         9,796,535     25.89%      n/a         n/a    $2,269,944      6%
Core (1)                   9,796,535     14.73%   1,995,749        3%    3,326,248      5%
Risk-weighted (2)         10,072,935     26.63%   3,026,592        8%    3,783,240     10%

        (1)  To adjusted total assets.
        (2)  To risk-weighted assets.

Note 6:  Recent Accounting Pronouncements

FASB Statement on Reporting Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, which establishes standards for reporting and display of comprehensive income and its components. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the adoption of this Statement will not have a material effect on the Company's financial statements.

FASB Statement on Disclosures About Segments of an Enterprise and Related Income -- In June 1997, FASB issued SFAS No. 131, which establishes standards for the way public companies report information about operating segments in the annual and interim financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the adoption of this Statement will not have a material effect on the Company's financial statements.

FASB Statement on Employers Disclosures About Pensions and Other Postretirement Benefits -- In February 1998, FASB issued SFAS No. 132, which standardizes disclosure requirements for pensions and postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the adoption of this Statement will not have a material effect on the Company's financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Compliance

A great deal of information has been disseminated about the global computer problem that may occur in the Year 2000 (Y2K) which would affect the speed and accuracy of the data processing that is essential to the Company's daily operations. The Company began assessing its internal computer systems, as well as the efforts of its outside data processing service provider and software providers in February 1997.

The Company developed a Year 2000 policy addressing potential obstacles and outlining the steps necessary for averting problems. A Y2K team made up of senior management and one director was also formed to monitor and report the progress of the policy to the board of directors.

The greatest concern of the Company continues to be the data processing provided by its third party service bureau. The Company spearheaded the development of a "Users' Group" to work with the service bureau to solve this problem in a timely manner. The service bureau provides quarterly reports to the Company and has advised that it anticipates being Year 2000 compliant by December 1998. In the event that the service bureau is unable to bring its systems into compliance, the Company has developed, as part of the Y2K policy, a contingency plan providing for migration to a Year 2000 compliant software, or possibly engaging another service provider. There can be no assurance in this regard, however, and it is possible that as a result the Company could experience data processing delays, errors or failures, all of which could have a significant adverse impact on the financial condition and results of the operations of the Company.

Renovation of all computer hardware, software and embedded chip equipment will be completed by year-end 1998. While the Company believes it will need to replace several outdated personal computers, it does not expect to incur significant costs due to Year 2000 renovations. Implementation of Year 2000 compliant hardware and software takes place as renovations are completed. A Validation Plan is currently being prepared, and testing of all systems will be completed in accordance with recently published Federal Financial Institutions Examination Council (FFIEC) guidelines. Management does not believe that the costs of compliance with Y2K will have a material impact on the Company's financial condition or operating results.

Comparison of Financial Condition at March 31, 1998 and June 30, 1997

The Company's assets increased $7.6 million or 12.2% to $69.8 million at March 31, 1998 from $62.2 million at June 30, 1997. Proceeds from the recent stock conversion allowed the Company to increase its loans receivable by $6.9 million or 12.5% to $62.1 million at March 31, 1998 from $55.2 million at June 30, 1997. The $6.9 million increase in net loans receivable consisted of $5.1 million in residential real estate loans, $1.2 million in commercial real estate loans and $596,000 in consumer loans. Federal funds sold increased $800,000 or 97.2% to $1.6 million at March 31, 1998 from $823,000 at June 30, 1997, also due to proceeds from the stock conversion. Savings deposits decreased by $1.9 million or 3.4% to $54.2 million at March 31, 1998 from $56.1 million at June 30, 1997. The decrease in deposits was primarily the result of customer withdrawals for the purpose of purchasing stock in the Company. The Company's stockholders' equity increased by $9.3 million to $14.0 million from $4.7 million. The increase was a result of $9.7 million in additional capital from the stock conversion and net income of $374,000 partially off-set by $809,000 for the establishment of an Employee Stock Ownership Plan (ESOP).

Comparison of Operating Results for the Quarter and Nine Months ended March 31, 1998 and March 31, 1997

Net Income
----------

The Company reported net income of $214,000 for the quarter ended March 31, 1998 as compared to $130,000 for the quarter ended March 31, 1997. The $84,000 increase in net income was primarily due to increased net interest income, offset by increases in noninterest expenses and income taxes. The Company's net income for the nine months ended March 31, 1998 was $374,000 compared to $116,000 for the nine months ended March 31, 1997. The $258,000 increase in net income was primarily due to an increase in net interest income, a reduction in noninterest expense and an increase in income tax expense.

Net income for the quarter and nine months ended March 31, 1998, as compared to the same periods ended March 31, 1997, reflect the utilization of a portion of the proceeds from the Company's stock conversion, completed during the quarter ended March 31, 1998.

Interest Income
---------------

Total interest income increased by $173,000 or 15.0% to $1.3 million for the quarter ended March 31, 1998 from $1.2 million for the quarter ended March 31, 1997. The increase in total interest income was due to an increase of $8.1 million in the average balance of interest-earning assets to $68.6 million from $60.5 million and an increase of 10 basis points in the average yield on interest-earning assets to 7.73% from 7.63%.

Total interest income increased $292,000 or 8.4% to $3.8 million for the nine months ended March 31, 1998 from $3.5 million for the nine months ended March 31, 1997. The increase in total interest income for the comparable nine-month periods was due to an increase of $5.1 million in the average balance of interest-earning assets to $65.5 million from $60.4 million.

The increase in the average balance of interest-earning assets is due to the proceeds of the Company's recent stock conversion being invested primarily in loans receivable.

Interest Expense
----------------

Total interest expense decreased by $19,000 or 2.8% to $650,000 for the quarter ended March 31, 1998 from $669,000 for the quarter ended March 31, 1997. The decrease in total interest expense was due to a decrease of $1.4 million in the average balance of savings deposits to $54.3 million from $55.7 million and a decrease of 2 basis points in the average yield on interest-bearing liabilities to 4.79% from 4.81%.

Total interest expense decreased by $15,000 or .7% for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. The decrease in total interest expense was the result of an increase in the average balance of total interest-bearing liabilities of $500,000 due to FHLB advances during several months of the period, offset by a decrease of 7 basis points in the average yield on interest-bearing liabilities to 4.92% from 4.99%.

Net Interest Income
-------------------

The Company's net interest income increased by $192,000 or 39.6% to $677,000 for the quarter ended March 31, 1998 from $485,000 for the quarter ended March 31, 1997. The increase in net interest income was primarily due to an increase of 12 basis points in the interest rate spread (yield on average interest-earning assets less the rate paid on average interest-bearing liabilities) to 2.94% from 2.82% and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 126.4% from 108.7%. The Company's net yield on interest earning assets also increased by 74 basis points to 3.95% from 3.21%.

The Company's net interest income increased by $307,000 or 21.9% to $1.7 million for the nine months ended March 31, 1998 from $1.4 million for the nine months ended March 31, 1997. This increase in net interest income was primarily due to an increase of 7 basis points in the interest rate spread to 2.76% from 2.69% and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 116.7% from 108.6%. Net yield on interest-
earning assets increased by 38 basis points to 3.47% from 3.09%.   The proceeds
from the Company's stock conversion was the major reason for the increased ratios of average interest-bearing assets to average interest-bearing liabilities, resulting in increased net yields on interest-earning assets.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Management maintains its allowance for loan losses at a level which it considers to be adequate to provide for probable loan losses based on volume, type of collateral and prior loan loss experience. During the nine months ended March 31, 1998, the Company recorded a provision for loan losses of $6,400 compared to $7,700 for the nine months ended March 31, 1997. The Company's nonperforming loans as a percentage of loans receivable was .45% and .64% at March 31, 1998 and June 30, 1997, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $6,000 or 31.6% to $25,000 for the quarter ended March 31, 1998 from $19,000 for the quarter ended March 31, 1997. Total noninterest income increased by $12,000 or 19.7% to $73,000 for the nine months ended March 31, 1998 from $61,000 for the nine months ended March 31, 1997. The increases in noninterest income were primarily due to increases in fees and service charges of $4,000 and $10,000 during the quarter and nine months ended March 31, 1998, respectively, as compared to the same periods ended March 31, 1997. The increases in fees and service charges were primarily related to an increase in checking account volume.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $60,000 or 20.6% to $351,000 for the quarter ended March 31, 1998 from $291,000 for the quarter ended March 31,1997. The increase in noninterest expenses was primarily due to an increase in compensation and benefits expense, attributable to expense related to the Company's Employee Stock Ownership Plan (ESOP). Compensation and benefits expense increased by $32,000 or 20.8% to $186,000 for the quarter ended March 31, 1998 from $154,000 for the quarter ended March 31, 1997.

Total noninterest expenses decreased by $102,000 or 8.1% to $1.2 million for the nine months ended March 31, 1998 from $1.3 million for the nine months ended March 31, 1997. The decrease in noninterest expenses was primarily due to a decrease in deposit insurance premiums as a result of a one-time Savings Association Insurance Fund (SAIF) assessment to all associations during the nine months ended March 31, 1997, to recapitalize that fund. The Company's portion of that one-time assessment was approximately $383,000. The rate of deposit insurance declined beginning January 1, 1997 as a result of the one-time assessment. Total deposit insurance premiums for the Company decreased by $426,000 or 94.2% to $26,000 for the nine months ended March 31, 1998 from $452,000 for the nine months ended March 31, 1997. The decrease in noninterest expense resulting from the decrease in deposit insurance premiums was offset by an increase in compensation and benefits expense of $293,000 or 68.0% to $724,000 for the nine months ended March 31, 1998 from $431,000 for the nine months ended March 31, 1997. The increase in compensation and benefits expense was primarily due to the establishment of a non-qualified supplemental executive retirement plan for the benefit of the Company's President and Chief Executive Officer in the amount of $272,000 during the nine months ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for such advances. Management and the Board of Directors believe that due to significant amounts of adjustable rate mortgage loans that could be sold and the Company's ability to acquire funds from the FHLB of Atlanta, the Company's liquidity is adequate.

The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1998, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $6.1 million.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments of approximately $1.9 million. Certificates of deposit which are scheduled to mature in less than one year at March 31, 1998 totaled $17.9 million. Historically, a high percentage of maturing deposits have remained with the Company.

The Company's principal sources of funds are deposits, loan repayments and prepayments, and other funds provided by operations. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary uses of cash in investing activities during the nine months ended March 31, 1998 were a net increase of $5.6 million in loans receivable, other than the purchase of loan participations of $1.3 million, and the purchase of investments of $3.3 million. The Company's primary sources of cash from investing activities during the nine months ended March 31, 1998 were maturities of investment securities of $3.0 million.

The Company's primary use of cash in financing activities during the nine months ended March 31, 1998 consisted primarily of a net decrease of $1.9 million in savings deposits.

The Company's primary sources of cash provided by financing activities during the nine months ended March 31, 1998 consisted of net proceeds received from the sale of common stock of $9.7 million, less the Employee Stock Ownership Plan obligation of $809,000.

Part II.  Other Information

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security-Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The following exhibit is filed as part of this Form 10QSB:


                     Exhibit 27 -- Financial Data Schedule

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WYMAN PARK BANCORPORATION, INC.
                              Registrant


Date:  May 11, 1998           /s/ Ernest A. Moretti
                              -----------------------------------------
                              Ernest A. Moretti
                              President and Chief Executive Officer
                              (Principal Executive Officer)


Date:  May 11, 1998           /s/ Ronald W. Robinson
                              -----------------------------------------
                              Ronald W. Robinson
                              Treasurer
                              (Principal Financial and Accounting Officer)