Form 10KSB
period 1998-06-30
WYMAN PARK BANCORPORATION INC
filed 1998-09-23
CIK 1046354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ____________ to ______________

     Commission file number 0-23345


                         WYMAN PARK BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


      Delaware                                         52-2068893
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


11 West Ridgely Road, Lutherville, Maryland                   21093
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (410) 252-6450

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $5,174,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 1998, was approximately $12.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of June 30, 1998, there were 1,011,713 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

     Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

                                     PART I


Item 1. Description of Business

General

Forward-Looking Statements

     When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed by a service provider, however, software and hardware utilized in-house is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not currently expect its costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors' systems will be Year 2000 compliant, consequently, the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to March 31, 1999. These capital expenditures are expected to total approximately $10,000.

     The Company. Wyman Park Bancorporation, Inc. (the "Company") was formed in September, 1997 by Wyman Park Federal Savings & Loan Association (the "Association" or "Wyman Park"). The acquisition of the Association by the Company was consummated on January 5, 1998, in connection with the Association's conversion from the mutual to the stock form. All references to the Company prior to January 5, 1998, except where otherwise indicated, are to the Association.

     At June 30, 1998, the Company had $70.5 million of assets and stockholders' equity of $14.3 million (or 20.3% of total assets).

     The executive offices of the Company are located at 11 West Ridgely Road, Lutherville, Maryland 21093, and its telephone number at that address is (410) 252-6450.

     The activities of the Company itself have been limited to investment in the stock of the Association, interest-bearing deposits at financial institutions and a note receivable from the Association's Employee Stock Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Association.

     The Association. The Association is a federally-chartered savings association headquartered in Lutherville, Maryland. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in central Baltimore county and northern Baltimore City, Maryland. Through its branch office located in Glen Burnie, a suburb to the south of Baltimore, the Association also services Anne Arundel County, Maryland. In addition to permanent mortgage loans, the Association also originates, to a lesser extent, loans for the construction of one- to four-family real estate, commercial loans secured by multi-family real estate (over four units) and nonresidential real estate, and consumer loans, including home equity lines of credit, home improvement loans, and loans secured by savings deposits. The Association invests in U.S. government obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, and other investments permitted by applicable law.

Lending Activities

     Market Area. The Company's office is located at 11 West Ridge Road, Lutherville, Maryland. Through this office and a branch location the Company primarily serves central Baltimore County and northern Baltimore City, Maryland, as well as Glen Burnie, a suburb south of Baltimore and Anne Arundel County, Maryland.

     General. The principal lending activity of the Company is originating first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to increase the yield and the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Company's primary market area, the Company also originates commercial real estate, multi-family, consumer (secured and unsecured), land, and second mortgage loans. See "- Originations, Purchases and Sales of Loans." The Company reserves the right in the future to adjust or discontinue any product offerings to respond to competitive or economic factors.

     Loan  Portfolio  Composition.  The  following  information  concerning  the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                           June 30,
                                  ----------------------------------------------------------

                                            1998                            1997
                                  ----------------------------------------------------------

                                   Amount          Percent           Amount          Percent
                                  --------         -------          -------          -------
                                                     (Dollars in Thousands)
Real Estate Loans:
 One- to four-family .......       $51,779           82.80%        $46,346            82.92%
 Multi-family ..............           362             .58             211              .38
 Commercial ................         6,683           10.69           5,806            10.39
 Construction or development            --              --             150              .27
                                  --------          ------        --------           ------
     Total real estate loans        58,824           94.07          52,513            93.96
                                  --------          ------        --------           ------
Other Loans:
 Consumer Loans:
  Deposit account loans ....           309             .49             176              .31
  Home equity ..............         3,390            5.42           3,184             5.70
  Home improvement .........            12             .02              16              .03
                                  --------          ------        --------           ------
     Total consumer loans ..         3,711            5.93           3,376             6.04
                                  --------          ------        --------           ------
     Total loans, gross ....        62,535          100.00%         55,889           100.00%
                                  --------          ======        --------           ======

Less:
 Loans in process ..........            --                            (231)
 Deferred fees and discounts          (215)                           (199)
 Allowance for losses ......          (278)                           (270)
                                  --------                         --------
 Total loans receivable, net       $62,042                         $55,189
                                  ========                         ========

     The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rates at the dates indicated.

                                                          June 30,
                                      ---------------------------------------------------
                                              1998                          1997
                                      ---------------------------------------------------

                                       Amount        Percent        Amount        Percent
                                      -------        -------       --------       -------
                                                     (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family ..........       $40,122        64.16%       $30,505        54.58%
  Multi-family .................            66          .11             --           --
  Commercial ...................         5,492         8.78          4,596         8.22
  Construction or development ..            --           --            150          .27
                                       -------       ------        -------       ------
     Total real estate loans ...        45,680        73.05         35,251        63.07
 Consumer ......................           321          .51            192          .34
                                       -------       ------        -------       ------
     Total fixed-rate loans ....        46,001        73.56         35,443        63.41
                                       -------       ------        -------       ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family ..........        11,657        18.64         15,841        28.34
  Multi-family .................           296          .47            211          .38
  Commercial ...................         1,191         1.91          1,210         2.17
                                       -------       ------        -------       ------
     Total real estate loans ...        13,144        21.02         17,262        30.89
 Consumer ......................         3,390         5.42          3,184         5.70
                                       -------       ------        -------       ------
     Total adjustable-rate loans        16,534        26.44         20,446        36.59
                                       -------       ------        -------       ------
     Total loans ...............        62,535       100.00%        55,889       100.00%
                                       -------       ======        -------       ======

Less:
 Loans in process...............            --                        (231)
 Deferred fees and discounts....          (215)                       (199)
 Allowance for loan losses......          (278)                       (270)
                                       -------                     -------
    Total loans receivable, net.       $62,042                     $55,189
                                       =======                     =======

     The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                           Real Estate
                                          -------------------------------------------

                                                                   Multi-family and
                                          One- to Four-Family         Commercial               Consumer                  Total
                                          --------------------    -------------------     ---------------------     ----------------
                                                      Weighted               Weighted                 Weighted              Weighted
                                                       Average               Average                   Average               Average
                                           Amount       Rate       Amount     Rate        Amount        Rate       Amount     Rate
                                          -------     --------    -------   ---------     -------     ---------    ------   -------
                                                    (Dollars in Thousands)
           Due During
          Years Ending
            June 30,
-----------------------------------
1999(1) ............................      $10,694      7.42%      $ 2,225      9.92%      $ 3,699      8.99%      $16,618      8.10%
2000 - 2003 ........................        8,940      6.85         1,078      9.59            12      9.49        10,030      7.15
2004 and following .................       32,145      7.13         3,742      9.15            --        --        35,887      7.34
                                          -------                 -------                 -------                 ------
                                          $51,779      7.14       $ 7,045      9.46       $ 3,711      8.99       $62,535      7.76
                                          =======                 =======                 =======                 =======

----------
(1)  Includes demand loans and loans having no stated maturity.


     The total amount of loans due after June 30, 1998 which have predetermined interest rates is $46,001,000 while the total amount of loans due after such dates which have floating or adjustable interest rates is $16,534,000.

     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1998, based on the above, the Company's regulatory loan-to-one borrower limit was approximately $1,415,000. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of June 30, 1998, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $641,000 loan secured by raw land for development of residential homes. The next two largest loans had outstanding balances of $622,000 and $613,000, respectively, and were secured by a strip shopping center and a warehouse. Such loans are performing in accordance with their terms.

     Loan applications are accepted by salaried employees at the Company's offices. Loan applications are presented for approval to the Loan or Executive Loan Committees of the Board of Directors or to the full Board of Directors, depending on the loan amount. Generally, the Loan Committee acts with respect to loan requests equal to or less than $250,000 (except for single family loan requests conforming to certain criteria, as to which the Loan Committee may approve amounts up to $750,000), while the Executive Loan Committee acts with respect to commercial loan requests for more than $250,000 up to $750,000. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Company's written lending policy) by qualified independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and include income, length of employment, past credit history and the amount of current indebtedness. Significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations. The Company is an equal opportunity lender.

One- to Four-Family Residential Real Estate Lending

     The cornerstone of the Company's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At June 30, 1998, $51.8 million, or 82.8% of the Company's gross loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was approximately $79,000 and the largest outstanding residential loan had a principal balance of $335,000. Virtually all of the residential loans originated by the Company are secured by properties located in the Company's market area. See "- Originations, Purchases and Sales of Loans."

     Although the Company has generally sold its fixed-rate loan production since 1989, historically, the Company originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in the mid-1980s, in order to reduce its exposure to changes in interest rates, the Company began to originate adjustable rate mortgage loans ("ARMs"), subject to market conditions and consumer preference. The Company has from time to time sold some of its ARM production, which conforms to standards promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC"), and as a result of continued consumer demand, particularly during periods of relatively low interest rates, the Company has also continued to originate fixed-rate residential loans in amounts and at rates and terms which are monitored for compliance with the Company's asset/liability management policy. Currently, the Company originates both conforming and jumbo construction and jumbo fixed-rate permanent loans with maturities of up to 30 years. At June 30, 1998, the Company had $40.1 million of fixed-rate permanent residential loans, constituting 64.2% of the Company's loan portfolio at such date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management contained in the Annual Report to Shareholders."

     The Company's ARM and balloon loans are offered at rates, terms and points determined in accordance with market and competitive factors. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Balloon loans also have terms of up to 30 years. Though from time to time "teaser" rates are offered, applicants are qualified pursuant to FHLMC guidelines, which permits qualifications at less than the fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Company are generally subject to adjustment at one-, three- and five-year intervals based on a margin over the Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Company's ARMs are generally limited to 6% above the initial interest rate over the life of the loan, and up to a 2% per adjustment period per year or per adjustment period. The Company's ARMs may be convertible into fixed-rate loans, depending on the program selected, and do not contain prepayment penalties. Loans are not assumable. At June 30, 1998, the total balance of one- to four-family ARMs was $11.7 million, or 18.6% of the Company's loan portfolio.

     As a service to its older customers, the Company also has originated, and thereafter sold, reverse mortgages, enabling the "homeowner" to utilize equity values that have built up in the underlying property.

     As discussed above, the Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company originates residential mortgage loans with loan-to-value ratios up to 97%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, the Company will generally require private mortgage insurance in an amount intended to reduce the Company's exposure to less than 80% of the appraised value of the underlying property.

     The Company requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Company also requires flood insurance to protect the property securing its interest when the property is located in a flood plain.

     The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Construction and Development Lending

     The Company makes construction loans to individuals for the construction of their primary or secondary residences. Loans to individuals for the construction of their residences typically run for up to nine months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1998, the Company had no construction loans.

     The Company has participated in loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime or treasury indexes with variable terms. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection by the lead lender. The loan amount normally does not exceed 75% of the projected completed value. Whether the Company is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting. In the event that upon completion the house is not sold, the builder is required to make principal and interest payments until the house is sold.

     Building lot loans, which include loans to acquire vacant or raw land, are made to individuals. All of such loans are secured by land zoned for residential developments and located within the Company's market area. Before extending credit, the Company will require percolation tests and related permits to be secured.

     Construction and development lending, through participation or direct lending, generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family permanent residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Company's risk of loss on a construction or development loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Company may be required to modify the terms of the loan.

Commercial Real Estate Lending

     The Company's commercial real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, warehouses, small office buildings, small industrial parks and shopping centers. At June 30, 1998, the Company's largest commercial real estate loan totaled $641,000. At that date, the Company had 27 other commercial real estate loans, all totaling

$6.7 million or 10.7% of gross loans receivable. As of June 30, 1998, none of these loans were non-performing.

     The Company has originated both balloon, adjustable-rate and fixed-rate commercial real estate loans, although most current originations have balloon or adjustable rates. Commercial loans generally adjust based on a constant maturity index plus a margin. Adjustable rate loans generally have a balloon feature after one or two adjustment periods to allow the Company to re-evaluate the terms of the loan. Balloon loans mature at the end of the initial balloon term and may be modified, extended or refinanced by the Company. Commercial loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

     Appraisals on properties securing commercial real estate loans originated by the Company are performed by a qualified independent appraiser at the time the loan is made. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships and income projections or operating histories for the property. Personal guarantees are generally obtained for the Company's commercial real estate loans.

     Substantially all of the commercial real estate loans originated by the Company are secured by properties located within the Company's market area.

     The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Company's commercial real estate loans at June 30, 1998.

                                                                     Outstanding
                                            Number of    Original     Principal
                                              Loans     Loan Amount    Balance
                                           ----------   -----------  -----------
                                                  (Dollars in Thousands)
Office ............................             12         $2,041         $1,763
Retail ............................              5          2,085          1,843
Small industrial ..................              2            535            459
Warehouse .........................              4          1,518          1,234
Apartment .........................              1             83             55
Land ..............................              4          1,517          1,329
                                            ------         ------         ------
   Total ..........................             28         $7,779         $6,683
                                            ======         ======         ======

     Commercial real estate loans generally present a higher level of credit risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

Multi-Family Lending

     The Company has historically made few permanent multi-family loans in its primary market area. As with commercial real estate loans, multi-family loans present a higher level of credit risk than do loans secured by one-to four-family residences. At June 30, 1998, loans secured by multi-family properties aggregated $362,000, or .6% of the Company's gross loans receivable.

     The Company's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Company's market area.

Consumer Lending

     Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market area. At June 30, 1998, the Company's consumer loans totaled $3.7 million or 5.9% of the Company's gross loan portfolio.

     The Company offers a variety of consumer loans, including loans secured by savings deposits and home equity lines of credit as well as unsecured home improvement loans.

     The largest component of the Company's consumer lending program is its home equity line. At June 30, 1998, home equity loans totaled $3.4 million or 5.4% of gross loans receivable. The Company also employs its standard underwriting criteria discussed above in deciding whether to extend credit. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. At June 30, 1998, the Company had $5.8 million of funds committed, but undrawn, under such lines. Home equity loans are adjustable in nature, floating at a stated margin above prime.

     The terms of other types of consumer loans vary according to the type of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Originations, Purchases and Sales of Loans

     The Company originates real estate and other loans through employees located at the Company's offices. Walk-in customers and referrals from its current customer base, advertisement, real estate brokers, mortgage loan brokers and builders are also important sources of loan originations as well as the Company's internet web-site (www.wymanpark.com). The Company utilizes the services of mortgage or loan brokers from time to time. While generally a portfolio lender, the Company may in the future evaluate loan sale opportunities as they arise and make sales depending on market conditions.

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                         Year Ended June 30,
                                                      --------------------------
                                                         1998            1997
                                                      --------------------------
                                                         (Dollars in Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ............       $  4,492        $  2,843
                  - multi-family ...............            165              90
                  - commercial .................             --           1,100
                                                       --------        --------
         Total adjustable-rate .................          4,657           4,033
                                                       --------        --------
 Fixed rate:
  Real estate - one- to four-family ............         11,493           3,907
                  - commercial .................             41             936
  Non-real estate - consumer ...................            277              18
                                                       --------        --------
         Total fixed-rate ......................         11,811           4,861
                                                       --------        --------
         Total loans originated ................         16,468           8,894
                                                       --------        --------

Purchases:
  Real estate - one- to four-family ............             --             983
                  - commercial .................          1,560             805
                                                       --------        --------
         Total loans purchased .................          1,560           1,788
                                                       --------        --------

Sales and Repayments:
  Real estate - one- to four-family ............            711             395
                  - commercial .................             --             900
                                                       --------        --------
         Total loans sold ......................            711           1,295
  Principal repayments .........................          9,729           7,177
                                                       --------        --------
         Total reductions ......................         10,440           8,472
Decrease in other items, net ...................           (735)           (265)
                                                       --------        --------
         Net increase ..........................       $  6,853        $  1,945
                                                       ========        ========


Delinquencies and Non-Performing Assets

     Loan Portfolio Management. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. A late notice is generated on all loans over 15 and 30 days delinquent. Another late notice is sent 60 days after the due date followed by telephone contact.

     If the delinquency is not cured by the 65th day, the customer is provided written notice that the account will be referred to counsel for collection and foreclosure, if necessary. A good faith effort by the borrower at this time will defer foreclosure for a reasonable length of time depending on individual circumstances. After 90 days, foreclosure proceedings are generally instituted. The Company may agree to accept a deed in lieu of foreclosure. If it becomes necessary to foreclose, the property is sold at public sale and the Company may bid on the property to protect its interest.

     Unsecured consumer loans are charged off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, they are then subject to charge off.

     Real estate acquired by the Company as a result of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure, it is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at June 30, 1998.

                                                         Loans Delinquent For:
                                         ------------------------------------------------------------   ----------------------------
                                                 60-89 Days             90 Days and Over                   Total Delinquent Loans
                                         ------------------------------------------------------------   ----------------------------
                                                            Percent                          Percent                        Percent
                                                            of Loan                          of Loan                        of Loan
                                         Number   Amount    Category     Number   Amount     Category      Number   Amount  Category
                                         ------   ------    --------     ------   ------     --------      ------   ------  --------
Real Estate:
  One- to four-family ...........            6      $463       .89%          1       $25       .05%             7     $488     .94%
                                         ------   ------                ------    ------                   ------   ------  --------
     Total ......................            6      $463       .75%          1       $25       .04%             7     $488     .79%
                                         ======   ======                ======    ======                   ======   ======  ========


     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                            June 30,
                                                     ---------------------
                                                       1998         1997
                                                     ----------  ---------
                                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four family ............................     $ 25         $176
                                                       ----         ----

Total non-performing assets ......................     $ 25         $176
                                                       ====         ====
Total as a percentage of total assets............       .04%         .28%
                                                       ====         ====

     For the year ended June 30, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3,659. The amount that was included in interest income on such loans was $2,389 for the year ended June 30, 1998.

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as a Loss, the institution may charge off such amount against the loan loss allowance. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS.

     On the basis of management's review of its assets, at June 30, 1998, the Company had one loan classified substandard with total principal of $25,000.

     Other  Assets  of  Concern.   In  addition  to  non-performing   loans  and
substandard loans discussed above, as of June 30, 1998, the Company had six loans totaling $463,000, which, because of known information about the possible credit problems of the borrowers or the cash flows of the security property, would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in the future inclusion of such assets in non-performing asset categories.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. Management also considers the Company's non-performing assets in establishing its allowance for loan losses.

     As of June 30, 1998, the Company's allowance for loan losses as a percent of gross loans receivable and as a percent of non-performing loans amounted to
 .4% and 1,112%, respectively. In light of the level of non-performing assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the
best  information   available  to  determine  the  allowance  for  loan  losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances
differ   substantially   from  the   assumptions   used  in  making   the  final
determination.

     The following table sets forth an analysis of the Company's allowance for loan losses.


                                                       Year Ended June 30,
                                                     ---------------------
                                                        1998       1997
                                                     ----------  ---------
                                                     (Dollars in Thousands)

Balance at beginning of period ....................     $270       $125

Charge-offs:
  Commercial real estate ..........................      --          --
                                                        ----       ----

Net charge-offs ...................................      --          --
Additions charged to operations ...................        8        145
                                                        ----       ----
Balance at end of period ..........................     $278       $270
                                                        ====       ====

Ratio of net charge-offs during the period to
 average loans outstanding during the period ......      -- %       -- %
                                                        ====       ====

Ratio of net charge-offs during the period to
 average non-performing assets ....................      -- %       -- %
                                                        ====       ====


     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                         June 30,
                                      -----------------------------------------------------------------------------------
                                                        1998                                      1997
                                      ---------------------------------------  ------------------------------------------
                                                      Percent                                    Percent
                                                      of Loans                                  of Loans
                                         Loan         in Each                       Loan         in Each
                                       Amount of      Amounts      Category       Amount of      Amounts        Category
                                       Loan Loss         by        to Total       Loan Loss         by          to Total
                                       Allowance      Category      Loans         Allowance      Category        Loans
                                      ----------- -------------- -------------- ------------- -------------- ------------
                                                                    (Dollars in Thousands)
One- to four-family ................   $    27        $51,779         82.80%        $    25        $46,346         82.92%
Multi-family .......................      --              362           .58            --              211           .38
Commercial real estate .............        64          6,683         10.69              56          5,806         10.39
Construction or  development .......      --             --            --              --              150           .27
Consumer ...........................      --            3,711          5.93            --            3,376          6.04
Unallocated ........................       187           --            --               189           --            --
                                       -------        -------        ------         -------        -------        ------
     Total .........................   $   278        $62,535        100.00%        $   270        $55,889        100.00%
                                       =======        =======        ======         =======        =======        ======

Investment Activities

     As part of its asset/liability management strategy and liquidity requirements, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Company may consider the expansion of investments into other securities if deemed appropriate. At June 30, 1998, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's investment securities portfolio.

     The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital." Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1998, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 18.7% as compared to the OTS requirement of 4.0%.

     All of the Company's investment securities, except mortgage-backed securities, are classified as available for sale. Mortgage-backed securities are classified as held to maturity. There were no sales of investment securities in fiscal 1998 or 1997. The Company may elect to classify investment securities acquired in the future as trading securities or as held to maturity, instead of available-for- sale, but there are no current plans to do so.

     The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.


                                                                                  June 30,
                                                          --------------------------------------------------------
                                                                   1998                            1997
                                                          -------------------------- -----------------------------
                                                             Book         % of            Book            % of
                                                            Value         Total           Value          Total
                                                          ---------- --------------- ---------------- ------------
                                                                          (Dollars in Thousands)
Investment securities:
  Federal agency obligations .........................      $  --            -- %         $2,992          85.44%
                                                            ------        ------          ------         ------
     Subtotal ........................................         --            --            2,992          85.44
  FHLB stock .........................................         510        100.00             510          14.56
                                                            ------        ------          ------         ------
     Total investment securities and FHLB stock ......      $  510        100.00%         $3,502         100.00%
                                                            ======        ======          ======         ======
Average remaining life of investment securities ......         --                       1.3 years

Other interest-earning assets:
  Interest-bearing deposits with banks ...............      $2,071         31.18%         $1,093          57.05%
  Federal funds sold .................................       4,571         68.82             823          42.95
                                                            ------        ------          ------         ------
     Total ...........................................      $6,642        100.00%         $1,916         100.00%
                                                            ======        ======          ======         ======
Mortgage-backed securities:
  FNMA ...............................................      $    2           .70%         $    2            .56%
  FHLMC ..............................................         282         99.30             354          99.44
                                                            ------        ------          ------         ------
     Total mortgage-backed securities ................      $  284        100.00%         $  356         100.00%
                                                            ======        ======          ======         ======

     Mortgage-Backed Securities. The Company has a $284,000 portfolio of mortgage-backed securities, all of which are insured or guaranteed by FHLMC or the Federal National Mortgage Company ("FNMA"). Accordingly, management believes that the Company's mortgage-backed securities are generally resistant to credit problems. Because these securities represent a passthrough of principal and interest from underlying individual thirty year mortgages, such securities do present prepayment risk. Any such individual security contains mortgages that can be prepaid at any time over the life of the security. In a rising interest rate environment the underlying mortgages are likely to extend their lives versus a stable or declining rate environment. A declining rate environment can result in rapid prepayment. There is no certainty as to the security life or speed of prepayment. The geographic makeup and correlated economic conditions of the underlying mortgages also play an important role in determining prepayment. In addition to prepayment risk, interest rate risk is inherent in holding any debt security. As interest rates rise the value of the security declines and conversely as interest rates decline values rise. Adjustable rate mortgage-backed securities have the advantage of moving their interest rate within limits with the contractual index used, subject to the risk of prepayment. All of the adjustable rate mortgage-backed securities in the portfolio are tied to the One Year Constant Maturity Treasury Index and all are considered held for investment. The market valuation does not consequently present a direct impact on equity.

     Mortgage-backed securities can serve as collateral for borrowings and, through sales and repayments, as a source of liquidity. For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements. Under the Company's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% in contrast to the 50% risk weight carried by residential loans. See "Regulation."

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1998.


                                                        Due in    June 30, 1998
                                                       10 to 20      Balance
                                                         Years     Outstanding
                                                       --------   -------------
                                                            (In Thousands)

Federal Home Loan Mortgage Corporation .............      $282         $282
Federal National Mortgage Association ..............         2            2
                                                          ----         ----
     Total .........................................      $284         $284
                                                          ====         ====

Sources of Funds

     General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of investment securities, short-term investments and funds provided from operations as well as FHLB advances.

     Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook and statement accounts, NOW accounts, Christmas Club and money market and certificate accounts, including Individual Retirement Accounts. The Company relies primarily on advertising, including newspaper and radio, pricing policies and customer service to attract and retain these deposits. Neither premiums nor brokered deposits are utilized.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's mix of transaction accounts and certificate accounts is less favorable than its peers, resulting in a higher cost of funds for the Company in relation to its peer group. At June 30, 1998, 27.9% of the Company's deposits were in transaction accounts, versus 72.1% in certificates.

     The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Company believes that its passbook, demand and NOW accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the savings flows at the Company during the periods indicated.


                                                      Year Ended June 30,
                                                 -----------------------------
                                                   1998                1997
                                                 -----------------------------
                                                     (Dollars in Thousands)

Opening balance ......................           $ 56,097             $ 57,871
Deposits .............................             65,445               53,394
Withdrawals ..........................            (70,212)             (57,930)
Interest credited ....................              2,688                2,762
                                                 --------             --------

Ending balance .......................           $ 54,018             $ 56,097
                                                 ========             ========

Net decrease .........................           $ (2,079)            $ (1,774)
                                                 ========             ========

Percent decrease .....................              (3.71)%              (3.07)%
                                                 ========             ========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                     Year Ended June 30,
                                            ------------------------------------
                                                 1998                1997
                                            ------------------------------------
                                                    Percent             Percent
                                            Amount  of Total    Amount  of Total
                                            ------  --------    ------  --------
                                                  (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand 0% ...................   $   560     1.04%   $   587     1.05%
Passbook Accounts 2.96% ................     5,612    10.39      6,027    10.74
NOW Accounts 1.75% .....................     1,845     3.41      1,615     2.88
Money Market Accounts 3.10% ............     7,024    13.00      7,627    13.59
                                           -------   ------    -------   ------

Total Non-Certificates .................    15,041    27.84     15,856    28.26
                                           -------   ------    -------   ------

Certificates:

 4.00 - 5.99% ..........................   $23,442    43.38%   $26,366    46.99%
 6.00 - 7.99% ..........................    15,348    28.40     13,492    24.04
 8.00 - 9.99% ..........................       187      .35        383      .68
                                           -------   ------    -------   ------

Total Certificates .....................    38,977    72.13     40,241    71.71
                                           -------   ------    -------   ------
Accrued Interest .......................        17      .03         19      .03
                                           -------   ------    -------   ------
Total Deposits .........................   $54,035   100.00%   $56,116   100.00%
                                           =======   ======    =======   ======

     The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 1998.

                                  4.00-     6.00-       8.00-              Percent
                                  5.99%     7.99%       9.99%     Total   of Total
                                --------------------------------------------------
                                               (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 1998 ..........   $ 5,856    $    65    $   165    $ 6,086    15.61%
December 31, 1998 ...........     4,867         14          4      4,885    12.53
March 31, 1999 ..............     2,982        440         18      3,440     8.83
June 30, 1999 ...............     2,604      1,002         --      3,606     9.25
September 30, 1999 ..........     1,166      3,022         --      4,188    10.74
December 31, 1999 ...........       815      2,582         --      3,397     8.72
March 30, 2000 ..............       751      3,076         --      3,827     9.82
June 30, 2000 ...............     1,227      1,327         --      2,554     6.55
September 30, 2000 ..........       302        153         --        455     1.17
December 31, 2000 ...........       495        128         --        623     1.60
March 31, 2001 ..............       418         99         --        517     1.33
June 30, 2001 ...............       138          7         --        145      .37
Thereafter ..................     1,821      3,433         --      5,254    13.48
                                -------    -------    -------    -------   ------

   Total ....................   $23,442    $15,348    $   187    $38,977   100.00%
                                =======    =======    =======    =======   ======

   Percent of total .........     60.14%     39.38%      .48%
                                =======    =======    ======



     At June 30, 1998 the Association had approximately $4.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                   Weighted
                       Maturity Period             Amount        Average Rate
---------------------------------------------   ------------    --------------
                                                           (Dollars in
                                                            thousands)

Three months or less .....................          $  330          5.29%
Over three through six months ............             412          5.40
Over six through 12 months ...............           1,211          5.69
Over 12 months ...........................           2,215          6.50
                                                    ------
Total ....................................          $4,168          6.06%
                                                    ======

     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                                        Maturity
                                                    -----------------------------------------------
                                                                Over     Over
                                                    3 Months   3 to 6   6 to 12    Over
                                                    or Less    Months    Months  12 months   Total
                                                    -------    ------    ------  ---------   -----
Certificates of deposit less than $100,000 ....     $ 5,756   $ 4,473   $ 5,835   $18,745   $34,809

Certificates of deposit of $100,000 or more ...         330       412     1,211     2,215     4,168
                                                    -------   -------   -------   -------   -------

Total certificates of deposit .................     $ 6,086   $ 4,885   $ 7,046   $20,960   $38,977
                                                    =======   =======   =======   =======   =======

     For additional information regarding the composition of the Association's deposits, see Note 7 of Notes to Consolidated Financial Statements.

     Borrowings. The Company's other available sources of funds, not currently utilized, include advances from the FHLB of Atlanta and other borrowings. As a member of the FHLB of Atlanta, the Association is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association's immediate credit availability at the FHLB of Atlanta was approximately $8.0 million at June 30, 1998.

     The Association did not have any outstanding borrowings at the end of the last two fiscal years, although the Association did borrow $2 million from the FHLB of Atlanta during fiscal 1998.

Service Corporations

     As a federally chartered savings association, Wyman Park is permitted by OTS regulations to invest up to 2% of its assets, or approximately $1.3 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the Company had one investment in a service corporation, WP Financial Corporation, which engages in the sale of annuities. The income derived from WP Financial Corporation is not material to the Association's results of operations.

Competition

     The Company experiences strong competition both in originating real estate loans and in attracting deposits. This competition arises from a highly competitive market area with numerous commercial banks and savings institutions, as well as credit unions and mortgage bankers and, with respect to deposits, banking institutions and other financial intermediaries. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Association attracts all of its deposits through the communities in which its offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same community. The ability of the Association to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. At June 30, 1998, the Association had in excess 60 financial institutions competing with it in its market area. The Association estimates its market share of savings deposits in its market area to be approximately 11.4%.

Employees

     At June 30, 1998, the Association had a total of 16 full-time employees and no part-time employees. None of the Association's employees are represented by any collective bargaining group. Management considers its employee relations to be good.


                                   REGULATION

General

     Wyman Park is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Wyman Park is subject to broad federal regulation and oversight extending to all its operations. Wyman Park is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Wyman Park, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. Wyman Park is a member of the SAIF, which together with the BIF are the two deposit insurance funds administered by the FDIC, and the deposits of Wyman Park are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Wyman Park.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, Wyman Park is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Wyman Park was as of December, 1996. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1998 was $22,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Wyman Park and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Wyman Park is in compliance with the noted restrictions.

     Wyman Park's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Association's lending limit under this restriction was $1,415,000. Wyman Park is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

     Wyman Park is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF- insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

     Federally insured savings associations, such as Wyman Park, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Association did not have any intangible assets.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. Wyman Park does not have any non- includable subsidiaries.

     At June 30, 1998, Wyman Park had tangible capital of $9.4 million, or 14.0% of total assets, which is approximately $8.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, Wyman Park had no intangibles which were subject to these tests.

     At June 30, 1998, Wyman Park had core capital equal to $9.4 million, or 14.0% of adjusted total assets, which is $7.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, Wyman Park had $278,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Wyman Park had no such exclusions from capital and assets at June 30, 1998.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require that savings associations with more than normal interest rate risk exposure deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. At the present time, the proposal is not expected to have a material impact on the Association.

     On June 30, 1998, Wyman Park had total risk-based capital of approximately $9.7 million (including $9.4 million in core capital and $278,000 in qualifying supplementary capital) and risk- weighted assets of $38.0 million; or total capital of 25.6% of risk-weighted assets. This amount was $6.7 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as Wyman Park, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Wyman Park may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

     All savings associations, including Wyman Park, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. For a discussion of what Wyman Park includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -

Liquidity and Capital Resources contained in the Annual Report to Shareholders." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

     Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, the Association was in compliance with the requirement, with an overall liquid asset ratio of 18.7%.

Qualified Thrift Lender Test

     All savings associations, including Wyman Park, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Association met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Wyman Park, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Wyman Park. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in September 1995 and received a rating of satisfactory.

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Wyman Park include the Holding Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Wyman Park or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If Wyman Park fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

     The stock of the Company will be registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, Wyman Park was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Association "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Association.

Federal Home Loan Bank System

     Wyman Park is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Wyman Park is required to purchase and maintain stock in the FHLB of Atlanta. At June 30, 1998, Wyman Park had $510,000 in FHLB stock, which was in compliance with this requirement. In past years, Wyman Park has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.8% and were 7.3% for fiscal year 1998.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate- income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Wyman Park's FHLB stock may result in a corresponding reduction in Wyman Park's capital.

     For the year ended June 30, 1998, dividends paid by the FHLB of Atlanta to Wyman Park totaled $37,000, which was no increase over the amount of dividends received in fiscal year 1997.


Federal and State Taxation

     Savings associations such as Wyman Park that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At June 30, 1998, the Association had approximately $62,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

     In addition to the regular income tax, corporations, including savings associations such as Wyman Park, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     A portion of the Association's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder

(including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the portion of Wyman Park's reserves subject to this treatment for tax purposes totaled approximately $1.8 million.

     Wyman Park files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company does not anticipate filing consolidated federal income tax returns with Wyman Park. Savings associations that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     Wyman Park has been audited by the IRS with respect to federal income tax returns through June, 1996. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, Wyman Park) would not result in a deficiency which could have a material adverse effect on the financial condition of Wyman Park.

     Maryland Taxation. The State of Maryland generally imposes a franchise tax on thrift institutions computed at a rate of 7% of net earnings. For the purpose of the 7% franchise tax, net earnings are defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus
(i) interest income from obligations of the United States, of any state, including Maryland, and of any country, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions, and (iii) any deduction for state income taxes.

     Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2. Description of Properties

     The following table sets forth information concerning the main office and a branch office of the Association at June 30, 1998. The Association believes that its current facilities are adequate.



                                                   Owned             Net Book
                                     Year            or              Value at
                 Location           Opened        Leased(1)        June 30, 1998
                 --------           ------        ---------        -------------
Main Office:

11 Ridgely Road                      1977      Land Leased;(2)
Lutherville, MD 21093                           Building Owned         $76,000

Branch Office:

7963 Baltimore/Annapolis Blvd.       1981         Leased(3)                N/A
Glen Burnie, MD 21060

--------------
(1)  See Note 6 to Notes to Consolidated Financial Statements.

(2)  There are five, five-year options which expire in May 2027.

(3)  Lease expires in November, 2001.



     The Association's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1998 was approximately $20,000.

Item 3. Legal Proceedings

     From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Page 48 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pages 4 through 17 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.


                                                                        Pages in
                                                                         Annual
Annual Report Section                                                    Report
---------------------                                                   --------
Report of Independent Auditors.......................................      18
Consolidated Statements of Financial Condition as
  of June 30, 1998 and 1997..........................................      19
Consolidated Statements of Operations for the Years Ended
  June 30, 1998 and 1997.............................................      20
Consolidated Statements of Stockholders' Equity for
 Years Ended June 30, 1998 and 1997..................................      21
Consolidated Statements of Cash Flows for Years Ended
  June 30, 1998 and 1997.............................................   22 to 23
Notes to Consolidated Financial Statements...........................   24 to 47


     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     The Company filed a Current Report on Form 8-K on March 17, 1998 to report a change of accountants, and an amendment on Form 8-K/A on March 19, 1998 to report the letter on the change of certifying accountants.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits



Regulation                                                        Reference to
   S-B                                                           Prior Filing or
 Exhibit                                                         Exhibit Number
  Number                      Document                           Attached Hereto
  ------                      --------                           ---------------
   3(i)    Certificate of Incorporation                                 *
  3(ii)    Bylaws                                                       *
    4      Instruments defining the rights of security holders,         **
           including debentures
    10     Material Contracts
           (a)  Employment Contract between                             **
                  Ernest A. Moretti and the Association
           (b)  Executive Supplemental Retirement Plan                10(b)
    13     Annual Report to Stockholders                                13
    16     Letter on change in certifying accountant                   ***
    21     Subsidiaries of Registrant                                   21
    23     Consents of Experts and Counsel                              23
    27     Financial Data Schedule                                      27

----------
* Filed as exhibits to the Company's Form SB-2 registration statement filed on September 22, 1997 (File No. 333-36119) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form SB-2 filed on November 6, 1997 (File No. 333-36119) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

*** Filed as an exhibit to the Company's current report on Form 8-K/A (File No. 0-23345) filed on March 19, 1998.


     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on March 17, 1998 (File No. 0-23345) regarding a change in the Company's principal accountants and an amendment to the Company's Bylaws.

     The  Company  filed a report  on Form  8-K/A on March  19,  1998  (File No.
0-23345) to report the receipt of their former accountants' letter to the Securities and Exchange Commission stating the accountants' agreement with the Company's statements in the March 17, 1998 8-K.

                                   SIGNATURES


     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              WYMAN PARK BANCORPORATION,
                                                                   INC.

Date:    September 23, 1998                                   By:      /s/ Ernest A. Moretti
                                                                       ------------------------------------------
                                                                       Ernest A. Moretti
                                                                       (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:      /s/ Ernest A. Moretti                                By:      /s/ Ronald W. Robinson
         ------------------------------------------                    ------------------------------------------
         Ernest A. Moretti, Director, President                        Ronald W. Robinson,
           and Chief Executive Officer                                 Chief Financial Officer
          (Principal Executive and Operating                           (Chief Financial and Accounting
             Officer)                                                     Officer)


Date:    September 23, 1998                                   Date:    September 23, 1998



By:      /s/ Allan B. Heaver                                  By:      /s/ H. Douglas Huether
         ------------------------------------------                    ------------------------------------------
         Allan B. Heaver, Chairman of                                  H. Douglas Huether, Director
            the Board


Date:    September 23, 1998                                   Date:    September 23, 1998


By:      /s/ John K. White                                    By:      /s/ John R. Beever
         ------------------------------------------                    ------------------------------------------
         John K. White, Director                                       John R. Beever, Director


Date:    September 23, 1998                                   Date:    September 23, 1998


By:      /s/ Albert M. Copp                                   By:      /s/ Gilbert D. Marsiglia, Sr.
         ------------------------------------------                    ------------------------------------------
         Albert M. Copp, Director                                      Gilbert D. Marsiglia, Sr., Director

Date:    September 23, 1998                                   Date:    September 23, 1998


By:      /s/ Jay H. Salkin                                    By:      /s/ G. Scott Barhight
         ------------------------------------------                    ------------------------------------------
         Jay H. Salkin, Director                                       G. Scott Barhight, Director

Date:    September 23, 1998                                   Date:    September 23, 1998