Form 10QSB
period 1998-09-30
WYMAN PARK BANCORPORATION INC
filed 1998-11-10
CIK 1046354

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
   X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----     Exchange Act of 1934

           For the quarterly period ended September 30, 1998

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----     Exchange Act of 1934

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

                                 (410)-252-6450
                                 --------------
               Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

As of September 30, 1998, the issuer had 984,913 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

 Yes      No  X
     ---     ---

                                   CONTENTS
                                   --------

Part I.    Financial Information                                          Page
           ---------------------                                          ----

Item I.    Financial Statements

           Consolidated Statements of Financial Condition at
           September 30, 1998 and June 30, 1998.......................      2

           Consolidated Statements of Operations for the Three Month
           Periods Ended September 30, 1998 and 1997..................      3

           Consolidated Statements of Cash Flows for the Three Month
           Periods Ended September 30, 1998 and 1997..................      4

           Notes to Consolidated Financial Statements.................    5-6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    7-11


PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings..........................................   12

Item 2.    Changes in Securities......................................   12

Item 3.    Defaults Upon Senior Securities............................   12

Item 4.    Submission of Matters to a Vote of Security Holders........   12

Item 5.    Other Information..........................................   12

Item 6.    Exhibits and Reports on Form 8-K...........................   12

SIGNATURES............................................................   13

                Wyman Park Bancorporation, Inc. and Subsidiaries
                             Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                        Sept. 30,       June 30,
                                                         1998            1998
                                                       ------------  ------------
                                                       (Unaudited)
          Assets
          ------

Cash and noninterest bearing deposits                  $   248,190   $   206,303
Interest bearing deposits in other banks                 3,097,645     2,071,076
Federal funds sold                                       4,780,563     4,570,744
                                                       -----------   -----------
Total cash and cash equivalents                          8,126,398     6,848,123
Loans receivable, net                                   62,379,090    62,042,464
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $268,783 (9/98)
  and $291,212 (6/98)                                      266,488       283,715
Federal Home Loan Bank of Atlanta stock, at cost           509,900       509,900
Accrued interest receivable                                338,330       328,934
Ground rents owned, at cost                                129,108       129,108
Property and equipment, net                                174,647       188,120
Prepaid expenses and other assets                           59,232        60,504
Federal and state income taxes receivable                        -           130
Deferred tax asset                                         150,019       150,019
                                                       -----------   -----------
Total Assets                                           $72,133,212   $70,541,017
                                                       -----------   -----------

           Liabilities & Equity
           --------------------

Liabilities:
Demand deposits                                        $ 5,423,925   $ 5,611,764
Money market and NOW accounts                           11,181,048     9,429,037
Time deposits                                           40,293,648    38,977,347
                                                       -----------   -----------
Total deposits                                          56,898,621    54,018,148
Checks outstanding in excess of bank balance               129,499       143,430
Advance payments by borrowers for taxes,
  insurance and ground rents                               348,337     1,368,467
Accrued interest payable on savings deposits                21,339        17,495
Accrued expenses and other liabilities                     464,051       448,120
Federal and state income taxes payable                      95,963       279,073
                                                       -----------   -----------
Total liabilities                                       57,957,810    56,274,733

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares; issued
  and outstanding 984,913 shares                            10,117        10,117
Additional paid-in capital                               9,704,005     9,704,005
Contra equity  Employee Stock Ownership Plan (ESOP)       (720,090)     (720,090)
Contra equity  Treasury Stock; 26,800 shares, at
  cost at September 30, 1998                              (298,153)            -
Retained earnings, substantially restricted              5,479,523     5,272,252
                                                       -----------   -----------
Total stockholders' equity                              14,175,402    14,266,284
                                                       -----------   -----------

Total liabilities and stockholders' equity             $72,133,212   $70,541,017
                                                       -----------   -----------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                             Lutherville, Maryland
                      Consolidated Statements of Operation
                                  (Unaudited)

                                                    For the Three Months
                                                     Ended September 30,
                                                       1998        1997
                                                    ----------  ----------
Interest and fees on loans receivable               $1,190,661  $1,117,118
Interest on mortgage-backed securities                   4,669       6,302
Interest on investment securities                            -      42,902
Interest on other investments                          117,125      33,346
                                                    ----------  ----------
  Total interest income                             $1,312,455  $1,199,668
                                                    ----------  ----------

Interest on savings deposits                        $  672,356  $  682,549
Interest on Federal Home Loan Bank
  of Atlanta advances                                        -      11,427
Interest on escrow deposits                                824       1,080
                                                    ----------  ----------
  Total interest expense                            $  673,180  $  695,056

 Net interest income before provision
   for loan losses                                     639,275     504,612
Provision for loan losses                                2,000       3,400
                                                    ----------  ----------
  Net interest income                               $  637,275  $  501,212
                                                    ----------  ----------

Other Income
------------
  Loan fees and service charges                     $   16,263  $   14,371
  Gain on sales of loans receivable                      6,347           -
  Other                                                 10,875       6,600
                                                    ----------  ----------
    Total other income                              $   33,485  $   20,971
                                                    ----------  ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits                    $  185,880  $  396,390
  Occupancy costs                                       24,352      23,620
  Federal deposit insurance premiums                     8,341       8,800
  Data processing                                       21,332      16,939
  Advertising                                            8,848       8,840
  Franchise and other taxes                             11,179       8,008
  Other                                                 72,537      57,795
                                                    ----------  ----------
    Total noninterest expenses                      $  332,469  $  520,392

Income before tax provision                            338,291       1,791

Provision for income taxes                             131,020       1,000
                                                    ----------  ----------

    Net Income                                      $  207,271  $      791
                                                    ----------  ----------

    Basic and diluted net income
      per share                                          $0.22         N/A
                                                                ----------

See accompanying notes to financial statements.

                        Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                             Lutherville, Maryland

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Three Months Ended September 30,
                                                               --------------------------------------
                                                                      1998                 1997
                                                               -----------------    -----------------
Cash Flows from operating activities
------------------------------------
  Net income                                                     $   207,271          $       791
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation and amortization                                   13,872               15,407
      Provision for loan losses                                        2,000                3,400
      Amortization of loan fees                                      (24,551)             (16,616)
      Gain on sales of loans receivable                               (6,347)                 -
      Loans originated for sale                                     (697,800)                 -
      Proceeds from loans originated for sale                        704,147                  -
      (Increase) decrease in accrued interest receivable              (9,396)              12,574
      (Increase) decrease in prepaid expenses and other assets         1,272              (46,240)
      Increase in accrued expenses and other liabilities              15,931              277,085
      Decrease in federal and state income taxes receivable              130                  -
      Decrease in federal and state income taxes payable            (183,110)             (14,733)
      Increase in accrued interest payable on savings deposits         3,844                  679
                                                                 -----------          -----------
Net cash provided by operating activities                             27,263              232,347

Cash flows from investing activities
------------------------------------
  Advances from Federal Home Loan Bank of Atlanta                        -              2,000,000
  Maturities of investment securities available for sale                 -              1,000,000
  Net increase in loans receivable                                (243,766)            (2,211,209)
  Purchase of loan participations                                  (70,309)              (374,139)
  Mortgage-backed securities principal repayments                   17,227                 22,322
  Purchases of property and equipment                                 (400)               (29,405)
                                                                 ---------            -----------
  Net cash provided by (used in) investing activities             (297,248)               407,569

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                    2,880,473               (199,099)
  Net decrease in checks outstanding in excess
   of bank balance                                                 (13,931)                   -
  Decrease in advance payments by borrowers
   for taxes, insurance and ground rents                        (1,020,130)              (921,221)
  Cash used for repurchase of common stock                        (298,152)                   -
                                                               -----------            -----------
Net cash provided by (used in) financing activities              1,548,260             (1,120,320)

Net increase (decrease) in cash and cash equivalents           $ 1,278,275            $  (480,404)

Cash and cash equivalents at beginning of period                 6,848,123              2,377,092
                                                               -----------            -----------

Cash and cash equivalents at end of period                     $ 8,126,398            $ 1,896,688
                                                               -----------            -----------

Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds         $   674,351            $   683,605

  Income taxes paid                                            $   314,359            $    16,935

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 3:  CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:  EARNINGS PER SHARE

Basic and diluted earnings per share of $0.22 per share for the three month period ended September 30, 1998 was computed by dividing the net income of $207,271 for the period by the weighted average number of shares outstanding of 938,830 shares. Basic and diluted earnings per share are not presented for the three month period ended September 30, 1997 since the Association had not converted to stock until January 5, 1998 and such information would not be meaningful.

NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

The following table presents the Association's capital position based on the September 30, 1998 financial statements.

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                 For Capital          Prompt Corrective
                                        Actual               Adequacy Purposes        Action Provisions
                                  ----------------------   ----------------------   ----------------------
                                    Amount       Ratio       Amount      Ratio        Amount       Ratio
                                  ----------  ----------   ----------  ----------   ----------   ---------
Total Capital (to
 Risk Weighted
 Assets)                          $9,912,265    26.0%      $3,045,269     8.0%      $3,806,586     10.0%
Tier I capital (to
 Risk Weighted
 Assets)                           9,632,265    25.3%       1,522,634     4.0%       2,283,952      6.0%
Tier 1 Capital (to
 Average Assets)                   9,632,265    14.1%       2,733,378     4.0%       3,416,723      5.0%

NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

FASB statement on Accounting for Derivative Instruments and Hedging Activities In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, will not affect the Company's financial position or its results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

When used in this filing and in future filings by Wyman Park Bancorporation, Inc. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

The Company does not undertake, and specifically disclaims any obligations, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

IMPACT OF THE YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed by a service provider, however, software and hardware utilized in-house is under maintenance agreements with third party vendors, consequently the Company is very dependent on these vendors to conduct its business. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been part of a national testing of its service provider, and following the testing, the service provider has stated that their system is Year 2000 qualified. Other software vendors have provided upgrades to their systems and software testing is progressing. The Company does not anticipate the need to replace any mission critical software, and therefore does not expect expenses related to Year 2000 to have a significant impact on its financial position. The Company has identified certain hardware and equipment that will not be Year 2000 compliant and intends to purchase new equipment prior to March 31, 1999. These capital expenditures are expected to total approximately $10,000.00 and have been considered in the 1999 fiscal year budget.

The Company is currently drafting its Contingency Plan, which will outline in detail the steps to be taken in the event that the Company does not have normal business operations as of January 1, 2000. This plan will be completed and presented to the Board of Directors for approval by its November, 1998 meeting.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

The Company's assets increased $1.6 million or 2.3% to $72.1 million at September 30, 1998 from $70.5 million at June 30, 1998. Cash and cash equivalents increased $1.3 million or 19.1% to $8.1 million at September 30, 1998 from $6.8 million at June 30, 1998. Net loans receivable increased $400,000 or .6% to $62.4 million at September 30, 1998 from $62.0 million at June 30, 1998. The $400,000 increase in net loans receivable was primarily the result of an increase of $600,000 in residential real estate loans, offset by a decrease of $200,000 in consumer loans. Savings deposits increased $2.9 million or 5.4% to $56.9 million at September 30, 1998 from $54.0 million at June 30, 1998. The Company's stockholders' equity decreased $91,000 or .6% to $14.2 million at September 30, 1998 from $14.3 million at June 30, 1998. The decrease in stockholders' equity was due primarily to the Company's repurchase of 26,800 shares of its common stock for approximately $298,000, offset by $207,000 of net income for the quarter ended September 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net Income
----------

The Company reported net income of $207,000 for the quarter ended September 30, 1998 compared to approximately $1,000 for the quarter ended September 30,1997. The $206,000 increase in net income was primarily due to an increase in net interest income of $134,000 and a reduction in noninterest expense of $188,000, partially offset by an increase in income tax expense of $130,000.

Interest Income
---------------

Total interest income increased by $112,000 or 9.3% to $1.3 million for the quarter ended September 30, 1998 from $1.2 million for the quarter ended September 30, 1997.

The increase in total interest income for the comparable three months periods was due to an increase of $8.7 million in the average balance of interest-earning assets to $70.3 million from $61.6 million, partially offset by a decrease of 30 basis points in the average yield on interest-earning assets to 7.48% from 7.78.

The increase in the average balance of interest earning assets is due to an increase in federal funds sold and also an increase in loans receivable, as a result of investing the proceeds of the Company's recent stock conversion.

Interest Expense
----------------

Total interest expense decreased by $22,000 or 3.2% to $673,000 for the quarter ended September 30, 1998 from $695,000 for the quarter ended September 30, 1997. The decrease in total interest expense for the comparable three months periods was due to a decrease of $1.1 million in the average balance of interest-bearing liabilities to $55.8 million from $56.9 million and a decrease of 7 basis points in the average yield on interest-bearing liabilities to 4.82% from 4.89%.

The decrease in the average balance of interest-bearing liabilities is due primarily to a decrease of $1.0 million in borrowings.

Net Interest Income
-------------------

The Company's net interest income increased by $134,000 or 26.5% to $639,000 for the quarter ended September 30, 1998 from $505,000 for the quarter ended September 30, 1997. The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 125.9% from 108.3%. The Company's net yield on interest-earning assets increased 37 basis points to 3.64% from 3.27%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Management maintains its allowance for loan losses at a level which it considers to be adequate to provide for loan losses based on volume, type of collateral and prior loan loss experience. During the three months ended September 30, 1998, the Company recorded a provision for loan losses of $2,000 compared to $3,400 for the three months ended September 30, 1997. The Company's nonperforming loans as a percentage of loans receivable was
 .29% and .04% at September 30, 1998 and June 30, 1998, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $12,000 or 57.1% to $33,000 for the quarter ended September 30, 1998 from $21,000 for the quarter ended September 30, 1997. The increase in noninterest income was primarily due to an increase of $6,000 in gain on sales of loans receivable to $6,000 for the quarter ended September 30, 1998 from $0 for the quarter ended September 30, 1997, and an increase of approximately $4,000 in miscellaneous operating income to $11,000 for the quarter ended September 30, 1998 from $7,000 for the quarter ended September 30, 1997.

Noninterest Expenses
--------------------

Total noninterest expenses decreased by $188,000 or 36.2% to $332,000 for the quarter ended September 30, 1998 from $520,000 for the quarter ended September 30,1997. The decrease in noninterest expenses was primarily due to a decrease in compensation and benefits expense of $210,000 or 53.0% to $186,000 for the quarter ended September 30,1998 from $396,000 for the quarter ended September 30, 1997. The decrease in compensation and benefits expense was primarily due to the establishment of a non-qualified supplemental executive retirement plan for the benefit of the Company's President and Chief Executive Officer in the amount of $272,000 during the quarter ended September 30, 1997. This decrease was partially offset by expenses related to the Company's Employee Stock Ownership Plan (ESOP) in the amount of $33,000 and increases due to increased staff in the amount of $10,000 during the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997.

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

The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1998, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $8.1 million.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments of approximately $617,000. Certificates of deposit which are scheduled to mature in less than one year at September 30, 1998 totaled $13.7 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary uses of cash in investing activities during the three months ended September 30, 1998 were a net increase of $244,000 in loans receivable, other than the purchase of loan participations of $70,000.

The Company's primary sources of cash provided by financing activities during the three months ended September 30, 1998 consisted of a net increase of $2.9 million in savings deposits, offset by a decrease of $1.0 million in advance payments by borrowers for taxes, insurance and ground rents, and approximately $300,000 for the repurchase of 26,800 shares of the Company's common stock.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a) On October 21, 1998, Wyman Park Bancorporation, Inc. (the "Company") held its Annual Meeting of Stockholders.

          (b) At the meeting, Allan B. Heaver, H. Douglas Huether, and Jay H. Salkin were elected directors for terms to expire in 2001.

          (c)  Stockholders voted on the following matters:

               (i) The election of the following three directors of the Company;

                                                               Broker
             Votes:                  For    Against  Abstain  Non-Votes
             ------                -------  -------  -------  ---------

             Allan B. Heaver       917,126      500        -          -
             H. Douglas Huether    917,576       50        -          -
             Jay H. Salkin         915,928    1,698        -          -

               (ii) The Ratification of the appointment of Anderson Associates, LLP as independent auditors of the Company for the fiscal year ending June 30, 1999;

                                                               Broker
             Votes:                  For    Against  Abstain  Non-Votes
             ------                -------  -------  -------  ---------
                                   909,209   4,759    3,658          -

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  The following exhibits are filed as part of this Form 10QSB:
                 Exhibit 3(iii) - Bylaws
                 Exhibit 27     - Financial Data Schedule
         (b)  Form 8-K dated September 23, 1998 amending bylaws.

                                  Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WYMAN PARK BANCORPORATION, INC.
                                  Registrant


Date:  November 10, 1998          /s/ Ernest A. Moretti
                                  ---------------------------------------------
                                  Ernest A. Moretti
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  November 10, 1998          /s/ Ronald W. Robinson
                                  ---------------------------------------------
                                  Ronald W. Robinson
                                  Treasurer
                                  (Principal Financial and Accounting Officer)