Form 10QSB
period 1998-12-31
WYMAN PARK BANCORPORATION INC
filed 1999-02-05
CIK 1046354

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
   X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----
           Exchange Act of 1934.
           For the quarterly period ended December 31, 1998


 _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____ to _____

Commission File Number:  0-23345


                        WYMAN PARK BANCORPORATION, INC.
                        ------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


               Delaware                                52-2068893
      -------------------------------             -------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X___   No___

As of December 31, 1998, the issuer had 961,128 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---


                                   Contents
                                   --------
Part I.    Financial Information                                Page
           ---------------------                                ----
Item I.    Financial Statements

           Consolidated Statements of Financial Consolidated at
           December 31, 1998 and June 30, 1998 .................  2

           Consolidated Statements of Operations for the Three
           Month and Six Month Periods Ended December 31, 1998
           and 1997.............................................  3

           Consolidated Statements of Cash Flows for the Six
           Month Periods Ended December 31, 1998 and 1997.......   4

           Notes to Consolidated Financial Statements...........   5-6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................   7-12


Part II.   Other Information
           -----------------

Item 1.    Legal Proceedings....................................     13

Item 2.    Changes in Securities................................     13

Item 3.    Defaults Upon Senior Securities......................     13

Item 4.    Submission of Matters to a Vote of Security Holders..     13

Item 5.    Other Information....................................     13

Item 6.    Exhibits and Reports on Form 8-K.....................     13

Signatures......................................................     14


               Wyman Park Bancorporation, Inc. and Subsidiaries
                             Lutherville, Maryland
                Consolidated Statements of Financial Condition

                                                         Dec. 31,      June 30,
                                                           1998          1998
                                                       ------------  ------------
                                                       (Unaudited)
          Assets
          ------
Cash and noninterest bearing deposits                  $   370,716   $   206,303
Interest bearing deposits in other banks                 3,914,921     2,071,076
Federal funds sold                                       6,649,834     4,570,744
                                                       -----------   -----------
Total cash and cash equivalents                         10,935,471     6,848,123
Loans receivable, net                                   60,489,384    62,042,464
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $251,473 (12/98)
  and $291,212 (6/98)                                      249,404       283,715
Federal Home Loan Bank of Atlanta stock, at cost           509,900       509,900
Accrued interest receivable                                279,971       328,934
Ground rents owned, at cost                                125,487       129,108
Property and equipment, net                                165,992       188,120
Prepaid expenses and other assets                           38,671        60,504
Federal and state income taxes receivable                        -           130
Deferred tax asset                                         150,019       150,019
                                                       -----------   -----------
Total Assets                                           $72,944,299   $70,541,017
                                                       -----------   -----------

           Liabilities & Stockholders'Equity
          -----------------------------------

Liabilities:
Demand deposits                                        $ 5,685,447   $ 5,611,764
Money market and NOW accounts                           12,112,460     9,429,037
Time deposits                                           39,815,715    38,977,347
                                                       -----------   -----------
Total deposits                                          57,613,622    54,018,148
Checks outstanding in excess of bank balance                     -       143,430
Advance payments by borrowers for taxes,
  insurance and ground rents                               715,112     1,368,467
Accrued interest payable on savings deposits                20,321        17,495
Accrued expenses and other liabilities                     507,735       448,120
Federal and state income taxes payable                       8,452       279,073
                                                       -----------   -----------
Total liabilities                                       58,865,242    56,274,733

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares; issued
  and outstanding 961,128 shares                            10,117        10,117
Additional paid-in capital                               9,704,005     9,704,005
Contra equity  Employee Stock Ownership Plan (ESOP)       (720,090)     (720,090)
Contra equity  Treasury Stock; 50,585 shares, at
  cost at December 31, 1998                               (571,365)            -
Retained earnings, substantially restricted              5,656,390     5,272,252
                                                       -----------   -----------
Total stockholders' equity                              14,079,057    14,266,284
                                                       -----------   -----------

Total liabilities and stockholders' equity             $72,944,299   $70,541,017
                                                       -----------   -----------
See accompanying notes to financial statements.

               Wyman Park Bancorporation, Inc. and Subsidiaries
                             Lutherville, Maryland
                     Consolidated Statements of Operation
                                  (Unaudited)

                                                  For the Six Months               For the Three Months
                                                  Ended December 31,                 Ended December 31,
                                                 1998            1997               1998            1997
                                                 ----            ----               ----           -----

Interest and fees on loans receivable             $2,358,417  $2,277,802          $1,167,756   $1,160,684
Interest on mortgage-backed securities                 9,156      12,328               4,487        6,026
Interest on investment securities                          -      71,752                   -       28,850
Interest on other investments                        238,787      87,279             121,662       53,933
                                                  ----------  ----------          ----------   ----------
  Total interest income                           $2,606,360  $2,449,161          $1,293,905   $1,249,493
                                                  ----------  ----------          ----------   ----------

Interest on savings deposits                      $1,354,215  $1,380,666          $  681,859   $  698,117
Interest on Federal Home Loan Bank
  of Atlanta advances                                      -      37,394                   -       25,967
Interest on escrow deposits                            1,374       1,794                 550          714
                                                  ----------  ----------          ----------   ----------
  Total interest expense                          $1,355,589  $1,419,854          $  682,409   $  724,798

  Net interest income before provision
   for loan losses                                 1,250,771   1,029,307             611,496      524,695
Provision for loan losses                              2,550       3,900                 550          500
                                                  ----------  ----------          ----------   ----------
  Net interest income                             $1,248,221  $1,025,407          $  610,946   $  524,195
                                                  ----------  ----------          ----------   ----------

Other Income
------------
  Loan fees and service charges                   $   33,482  $   30,006          $   17,219   $   15,635
  Gain on sales of loans receivable                   38,020       4,062              31,673        4,062
  Other                                               15,936      13,989               5,061        7,389
                                                  ----------  ----------          ----------   ----------
    Total other income                            $   87,438  $   48,057          $   53,953   $   27,086
                                                  ----------  ----------          ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits                  $  388,696  $  538,102          $  202,816   $  141,712
  Occupancy costs                                     47,926      47,086              23,574       23,466
  Federal deposit insurance premiums                  16,328      17,754               7,987        8,954
  Data processing                                     36,909      35,669              15,577       18,730
  Advertising                                         22,799      22,725              13,951       13,885
  Franchise and other taxes                           22,981      17,752              11,802        9,744
  Other                                              168,162     130,675              95,625       72,880
                                                  ----------  ----------          ----------   ----------
    Total noninterest expenses                    $  703,801  $  809,763          $  371,332   $  289,371

Income before tax provision                          631,858     263,701             293,567      261,910

Provision for income taxes                           247,720     103,000             116,700      102,000
                                                  ----------  ----------          ----------   ----------

    Net Income                                    $  384,138  $  160,701          $  176,867   $  159,910
                                                  ----------  ----------          ----------   ----------

    Basic and diluted net income
      per share (see Note 4)                           $0.42  n/a                      $0.20  n/a
                                                              ----------                      -----------
---------

See accompanying notes to financial statements.

                        Wyman Park Bancorporation, Inc.
                               and Subsidiaries
                             Lutherville, Maryland

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended December 31,
                                                                                 -----------------------------
                                                                                      1998           1997
                                                                                      -----          -----

Cash Flows from operating activities
------------------------------------
  Net income                                                                        $  384,138   $  160,701
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation and amortization                                                     27,256       31,311
      Provision for loan losses                                                          2,550        3,900
      Amortization of loan fees                                                        (48,330)     (38,512)
      Gain on sales of loans receivable                                                (38,020)      (4,062)
      Loans originated for sale                                                     (3,192,400)    (403,200)
      Proceeds from loans originated for sale                                        3,230,420      407,262
      (Increase) decrease in accrued interest receivable                                48,963       (8,623)
      (Increase) decrease in prepaid expenses  and other assets                         21,833     (150,665)
      Increase in accrued expenses and other liabilities                                59,616    9,471,492
      Decrease in federal and state income taxes receivable                                130        3,900
      Increase (decrease) in federal and state income taxes payable                   (270,621)      15,316
      Increase in accrued interest payable on savings deposits                           2,826        1,688
                                                                                    ----------   ----------
Net cash provided by operating activities                                              228,361    9,490,508

Cash flows from investing activities
------------------------------------
  Proceeds from sale of ground rents                                                     3,620        -
  Maturities of investment securities available for sale                                   -      1,000,000
  Net (increase) decrease in loans receivable                                        1,696,711   (3,546,561)
  Purchase of loan participations                                                      (97,851)    (502,424)
  Mortgage-backed securities principal repayments                                       34,311       36,444
  Purchases of property and equipment                                                   (5,129)     (42,658)
                                                                                      --------       ------
 Net cash provided by (used in) investing activities                                 1,631,662   (3,055,199)

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                                        3,595,474     (588,203)
  Net decrease in checks outstanding in excess of bank balance                        (143,430)        -
  Decrease in advance payments by borrowers
   for taxes, insurance and ground rents                                              (653,355)    (557,273)
  Cash used for repurchase of common stock                                            (571,365)        -
                                                                                       -------      -------
Net cash provided by (used in) financing activities                                  2,227,324   (1,145,476)

Net increase (decrease) in cash and cash equivalents                               $ 4,087,347  $ 5,289,833

Cash and cash equivalents at beginning of period                                     6,848,123    2,377,092
                                                                                   -----------  -----------

Cash and cash equivalents  at end of period                                        $10,935,470  $ 7,666,925
                                                                                   -----------  -----------

Supplemental information
---------------------------
  Interest paid on savings deposits and borrowed funds                             $ 1,358,934  $ 1,420,708

  Income taxes paid                                                                $   518,570       88,605

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

Note 2:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Note 3:  Cash and Cash Equivalents

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Note 4:  Earnings Per Share

Basic and diluted earnings per share of $0.20 per share for the three month period ended December 31, 1998 was computed by dividing the net income of $176,867 for the period by the weighted average number of shares outstanding of 904,688 shares. Basic and diluted earnings per share of $0.42 per share for the six month period ended December 31, 1998 was computed by dividing the net income of $384,138 for the period by the weighted average number of shares outstanding of 921,759 shares. Basic and diluted earnings per share were the same because there were no stock options outstanding during the three and six months periods ended December 31, 1998, respectively. Basic and diluted earnings per share are not presented for the three month and six month periods ended December 31, 1997 since the Association had not converted to stock until January 5, 1998 and such information would not be meaningful.

Note 5:  Regulatory Capital Requirements

The following table presents the Association's capital position based on the December 31, 1998 financial statements.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                     For Capital          Prompt Corrective
                                              Actual              Adequacy Purposes       Action Provisions
                                       ----------------------    ---------------------    -------------------
                                          Amount       Ratio       Amount       Ratio       Amount      Ratio
                                       -----------    -------    ----------    -------    ----------    -----
Total Capital (to
 Risk Weighted
 Assets)                               $10,101,640      26.9%    $3,003,278      8.0%     $3,754,098    10.0%
Tier I capital (to
 Risk Weighted
 Assets)                                 9,821,090      26.2%     1,501,639      4.0%      2,252,459     6.0%
Tier 1 Capital (to
 Average Assets)                         9,821,090      14.1%     2,777,873      4.0%      3,472,342     5.0%

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

Impact of the Year 2000

The Company has conducted a comprehensive review of its environment and computer systems to identify any potential risk associated with the Year 2000, and has developed an implementation plan to address the issues.

The Company's data processing is performed by a service provider, however, software and hardware utilized in-house is under maintenance agreements with third party vendors, consequently the Company is very dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been part of a national testing of its service provider, and following the testing, the service provider has stated
that  their  system is Year 2000 qualified.  All   applications   considered
mission
critical have been year 2000 qualified. Other support software is being tested as vendors provide upgrades. The Company has determined that if necessary, functions performed by support software can be performed manually. The Company has identified certain hardware and equipment that is not Year 2000 compliant. This hardware and equipment has been replaced and the related capital expenditures totaled approximately $10,000.00 and have been considered in the 1999 fiscal year budget. Expenses related to Year 2000 are not expected to have a significant impact on the Company's financial position.

The Company has drafted its Business Resumption and Contingency Plan in the event that the Company does not have normal business operations as of January 1, 2000. The plan outlines contingency plans for both environmental and operational failures related to the year 2000.

Comparison of Financial Condition at December 31, 1998 and June 30, 1998

The Company's assets increased $2.4 million or 3.4% to $72.9 million at December 31, 1998 from $70.5 million at June 30, 1998. Cash and cash equivalents increased $4.1 million or 60.3% to $10.9 million at December 31, 1998 from $6.8 million at June 30, 1998. Net loans receivable decreased $1.5 million or 2.4% to $60.5 million at December 31, 1998 from $62.0 million at June 30, 1998. The $1.5 million decrease in net loans receivable was primarily the result of a decrease of $1.1 million in residential real estate loans, a decrease of $200,000 in participation loans and a decrease of $200,000 in consumer loans. Savings deposits increased $3.6 million or 6.7% to $57.6 million at December 31, 1998 from $54.0 million at June 30, 1998. The Company's stockholders' equity decreased $200,000 or 1.4% to $14.1 million at December 31, 1998 from $14.3 million at June 30, 1998. The decrease in stockholders' equity was due primarily to the Company's repurchase of 50,585 shares of its common stock for approximately $571,000, offset by $384,000 of net income for the six months ended December 31, 1998.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 1998 and December 31, 1997

Net Income
----------

The Company reported net income of $177,000 for the quarter ended December 31, 1998 compared to $160,000 for the quarter ended December 31,1997. The $17,000 increase in net income was primarily due to increased net interest income and increased other income, offset by increased noninterest expenses and increased income taxes. The Company's net income for the six months ended December 31, 1998 was $384,000 compared to $161,000 for the six months ended December 31, 1997. The $223,000 increase in net income was primarily due to an increase in net interest income, an increase in other income and a decrease in noninterest expenses partially offset by an increase in income taxes.

Interest Income
---------------

Total interest income increased by $45,000 or 3.6% to $1,294,000 for the quarter ended December 31, 1998 from $1,249,000 for the quarter ended December 31, 1997. The increase in total interest income for the comparable three months periods was due to an increase of $5.3 million in the average balance of interest-earning assets to $71.6 million from $66.3 million, partially offset by a decrease of 31 basis points in the average yield on interest-earning assets to 7.23% from 7.54%.

Total interest income increased by $157,000 or 6.4% to $2,606,000 for the six months ended December 31, 1998 from $2,449,000 for the six months ended December 31, 1997. The increase in total interest income for the comparable six months periods was due to an increase of $6.9 million in the average balance of interest-earning assets to $70.9 million from $64.0 million, partially offset by a decrease of 31 basis points in the average yield on interest-earning assets to 7.35% from 7.66%.

The increase in the average balance of interest-earning assets is due to an increase in federal funds sold and also an increase in loans receivable, as a result of investing the proceeds of the Company's recent stock conversion.

Interest Expense
----------------

Total interest expense decreased by $43,000 or 5.9% to $682,000 for the quarter ended December 31, 1998 from $725,000 for the quarter ended December 31, 1997. The decrease in total interest expense for the comparable three months periods was due to a decrease of $1.4 million in the average balance of interest-bearing liabilities to $57.2 million from $58.6 million and a decrease of 18 basis points in the average yield on interest-bearing liabilities to 4.77% from 4.95%.

Total interest expense decreased $64,000 or 4.5% to $1,356,000 for the six months ended December 31, 1998 from $1,420,000 for the six months ended December 31, 1997. The decrease in total interest expense for the comparable six months periods was due to a decrease of $1.8 million in the average balance of interest-bearing liabilities to $56.5 million from $58.3 million and a decrease of 7 basis points in the average yield on interest-bearing liabilities to 4.80% from 4.87%.

The decrease in the average balance of interest-bearing liabilities is due primarily to a decrease of $1.2 million in borrowings and $600,000 in savings.

Net Interest Income
-------------------

The Company's net interest income increased by $86,000 or 16.4% to $611,000 for the quarter ended December 31, 1998 from $525,000 for the quarter ended December 31, 1997.

The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 125.25 from 113.12%. The Company's net yield on interest-earning assets increased 25 basis points to 3.42% from 3.17%.

The Company's net interest income increased $221,000 or 21.5% to $1,251,000 for the six months ended December 31, 1998 from $1,029,000 for the six months ended December 31, 1997. The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 125.56% from 109.81%. The Company's net yield on interest-earning assets increased by 30 basis points to 3.52% from 3.22%. The proceeds from the Company's stock conversion was the major reason for the increased ratios of average interest-bearing assets to average interest-bearing liabilities, resulting in increased net yields on interest-earning assets.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Management maintains its allowance for loan losses at a level which it considers to be adequate to provide for loan losses based on volume, type of collateral and prior loan loss experience. During the six months ended December 31, 1998, the Company recorded a provision for loan losses of $2,550 compared to $3,900 for the six months ended December 31, 1997. The Company's nonperforming loans as a percentage of loans receivable was .00% and
 .04% at December 31, 1998 and June 30, 1998, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $27,000 or 100.0 to $54,000 for the quarter ended December 31, 1998 from $27,000 for the quarter ended December 31, 1997. The increase in noninterest income was due to an increase of $28,000 in gain on sales of loans receivable to $32,000 for the quarter ended December 31, 1998 from $4,000 for the quarter ended December 31, 1997.

Total noninterest income increased by $39,000 or 81.3% to $87,000 for the six months ended December 31, 1998 from $48,000 for the six months ended December 31, 1997. The increase in noninterest income was due primarily to an increase of $34,000 in gain on sales of loans receivable to $38,000 for the six months ended December 31, 1998 from $4,000 for the six months ended December 31, 1997 and an increase of $3,000 in loan fees and service charges to $33,000 for the six months ended December 31, 1998 from $30,000 for the six months ended December 31, 1997.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $82,000 or 28.4% to $371,000 for the quarter ended December 31, 1998 from $289,000 for the quarter ended December 31,1997. The increase in noninterest expenses was primarily due to a increase in salaries and employee benefits expense of $61,000 or 43.0% to $203,000 for the quarter ended December 31,1998 from $142,000 for the quarter ended December 31, 1997 and an increase in other noninterest expenses of $23,000 or 31.5% to $96,000 for the quarter ended December 31, 1998 from $73,000 for the quarter ended December 31, 1997. The increase in salaries and employee benefits expense was primarily due to expenses related to the Company's Employee Stock Ownership Plan (ESOP) in the amount of $32,000, an increase in retirement plan expenses in the amount of $13,000 and a decrease in the capitalization of loan origination expenses of $8,000 during the quarter ended December 31, 1998, compared to the
quarter ended December 31, 1997.   The increase in other noninterest expense was
primarily due to an increase in legal expenses of $17,000 and transfer agent expenses of $6,000 during the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997.

Total noninterest expenses decreased by $106,000 or 13.1% to $704,000 for the six months ended December 31, 1998 from $810,000 for the six months ended December 31, 1997. The decrease in noninterest expenses was primarily due to a decrease in salaries and employee benefits expense of $149,000 or 27.7% to $389,000 for the six months ended December 31, 1998 from $538,000 for the six months ended December 31, 1997, partially offset by an increase in other noninterest expenses of $37,000 or 28.2% to $168,000 for the six months ended December 31, 1998 from $131,000 for the six months ended December 31, 1997. The decrease in salaries and employee benefits expense was primarily due to the establishment of a non-qualified supplemental executive retirement plan for the benefit of the Company's President and Chief Executive Officer in the amount of $272,000 during the six months ended December 31, 1997. This decrease was partially offset by expenses related to the Company's Employee Stock Ownership Plan (ESOP) in the amount of $25,000 and a decrease in the capitalization of loan origination expenses of $17,000 during the six months ended December 31, 1998, compared to the six months ended December 31, 1997. The increase in other noninterest expenses was primarily due to an increase in legal expenses of $21,000 and transfer agent expenses of $7,000 during the six months ended December 31, 1998, compared to the six months ended December 31, 1997, as the result of being a public company.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for such advances. Management and the Board of Directors believe that the Company's liquidity is adequate. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1998, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $10.9 million.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments of approximately $486,000. Certificates of deposit which are scheduled to mature in less than one year at December 31, 1998 totaled $19.8 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary sources of cash in investing activities during the six months ended December 31, 1998 were a net decrease of $1.7 million in loans receivable, offset by the purchase of loan participations of $98,000.

The Company's primary sources of cash provided by financing activities during the six months ended December 31, 1998 consisted of a net increase of $3.6 million in savings deposits, offset by a decrease of $653,000 in advance payments by borrowers for taxes, insurance and ground rents, and approximately $571,000 for the repurchase of 50,585 shares of the Company's common stock.

Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          On January 20, 1999, a Special Meeting of the Shareholders of the Corporation was held. The following matters were submitted to the Shareholders, for which the following votes were cast:

          Ratification of the adoption of the Company's 1999 Stock Option and Incentive Plan.

          For:  577,027   Against:  68,905   Abstain:  7,508
          Broker Non-Votes:  7,992

          Ratification of the adoption of the Company's Recognition and Retention Plan

          For:  473,219   Against: 180,705   Abstain:  7,508
          Broker Non-Votes:  0

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this Form 10QSB:
              Exhibit 27  Financial Data Schedule

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WYMAN PARK BANCORPORATION, INC.
                                   Registrant


Date:  February 5, 1999            /s/ Ernest A. Moretti
                                   --------------------------------------------
                                   Ernest A. Moretti
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  February 5, 1999            /s/ Ronald W. Robinson
                                   --------------------------------------------
                                   Ronald W. Robinson
                                   Treasurer
                                   (Principal Financial and Accounting Officer)