Form 10KSB/A
period 1998-06-30
WYMAN PARK BANCORPORATION INC
filed 1999-05-04
CIK 1046354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]
         For the fiscal year ended June 30, 1998
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]
         For the transition period from                   to
                                        ----------------      -----------------
         Commission file number 0-23345


                         WYMAN PARK BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

      Delaware                                          52-2068893
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


11 West Ridgely Road, Lutherville, Maryland                          21093
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (410) 252-6450
                                                     ---------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     PartsII of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

     Part III of Form 10-KSB - Portions of Proxy Statement for 1998 Annual Meeting of Stockholders.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WYMAN PARK BANCORPORATION,
                                          INC.

Date: May 3, 1999                       By: /s/ Ernest A. Moretti
     --------------------                   ------------------------------------
                                            Ernest A. Moretti
                                            (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Ernest A. Moretti                By: /s/ Ronald W. Robinson
   ----------------------------------        -----------------------------------
   Ernest A. Moretti, Director,              Ronald W. Robinson,
   President and Chief Executive             Chief Financial Officer
    Officer                                  (Chief Financial and Accounting
   (Principal Executive and Operating          Officer)
     Officer)


Date: May 3, 1999                         Date: May 3, 1999
     ---------------------                     -----------------------



By: /s/ Allan B. Heaver                  By: /s/ H. Douglas Huether
   -------------------------------          ------------------------------------
   Allan B. Heaver, Chairman of             H. Douglas Huether, Director
    the Board


Date:  May 3, 1999                       Date:  May 3, 1999
      -------------------                      ----------------------


By:                                    By: /s/ John R. Beever
   ------------------------------          -------------------------------------
   John K. White, Director                 John R. Beever, Director


Date:                                  Date:  May 3, 1999
      ------------------                       ---------------------


By: /s/ Albert M. Copp                 By:
   -----------------------------           -------------------------------------
   Albert M. Copp, Director                Gilbert D. Marsiglia, Sr., Director

Date: May 3, 1999                      Date:
      ------------------                       ---------------------


By: /s/ Jay H. Salkin                  By:
    ---------------------------             ------------------------------------
    Jay H. Salkin, Director                 G. Scott Barhight, Director

Date:  May 3, 1999                     Date:
       -----------------                       ---------------------

                               Index to Exhibits



 Regulation S-B                                                    Reference to
    Exhibit                                                       Exhibit-Number
     Number                       Document                       Attached Hereto
 ---------------    ------------------------------------------   ---------------
      13            Annual Report to Security Holders                  13