Form 10QSB
period 1999-03-31
WYMAN PARK BANCORPORATION INC
filed 1999-05-07
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999

   _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____ to _____

Commission File Number:  0-23345


                         WYMAN PARK BANCORPORATION, INC.
        -----------------------------------------------------------------
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

                                 (410)-252-6450
                                 --------------
               Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

As of March 31, 1999, the issuer had 905,926 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes        No  X
   ----      -----

                                    CONTENTS
                                   -----------

PART I.     FINANCIAL INFORMATION                                           PAGE
            ----------------------                                         -----

Item I.     Financial Statements

            Consolidated Statements of Financial Condition at
            March 31, 1999 and June 30, 1998.................................  2

            Consolidated Statements of Operations for the Three Month
            and Nine Month Periods Ended March 31, 1999 and 1998.............  3

            Consolidated Statements of Cash Flows for the Nine Month
            Periods Ended March 31, 1999 and 1998............................  4

            Notes to Consolidated Financial Statements.......................5-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................8-13


PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings.................................................14

Item 2.     Changes in Securities.............................................14

Item 3.     Defaults Upon Senior Securities...................................14

Item 4.     Submission of Matters to a Vote of Security Holders...............14

Item 5.     Other Information.................................................14

Item 6.     Exhibits and Reports on Form 8-K..................................14


SIGNATURES....................................................................15


                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                           March 31,       June 30,
                                                             1999            1998
                                                           ---------       --------
                                                          (Unaudited)
      ASSETS
     --------
Cash and noninterest bearing deposits                   $   314,657     $   206,303
Interest bearing deposits in other banks                  4,182,103       2,071,076
Federal funds sold                                        7,305,330       4,570,744
                                                         ----------      ----------
Total cash and cash equivalents                          11,802,090       6,848,123
Loans receivable, net                                    59,308,058      62,042,464
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $231,308 (3/99)
  and $291,212 (6/98)                                       229,894         283,715
Federal Home Loan Bank of Atlanta stock, at cost            509,900         509,900
Accrued interest receivable                                 282,696         328,934
Ground rents owned, at cost                                 125,487         129,108
Property and equipment, net                                 159,303         188,120
Prepaid expenses and other assets                            76,690          60,504
Federal and state income taxes receivable                        --             130
Deferred tax asset                                          165,563         150,019
                                                         ----------     -----------
Total Assets                                             $72,659,681    $70,541,017
                                                         -----------    -----------

      LIABILITIES & STOCKHOLDERS'EQUITY
      ----------------------------------

Liabilities:
Demand deposits                                         $ 6,163,323     $ 5,611,764
Money market and NOW accounts                            11,366,184       9,429,037
Time deposits                                            40,274,120      38,977,347
                                                        -----------     -----------
Total deposits                                           57,803,627      54,018,148
Checks outstanding in excess of bank balance                  6,184         143,430
Advance payments by borrowers for taxes,
  insurance and ground rents                              1,039,627       1,368,467
Accrued interest payable on savings deposits                 20,032          17,495
Accrued expenses and other liabilities                      488,791         448,120
Federal and state income taxes payable                        8,314         279,073
                                                        -----------     -----------
Total liabilities                                        59,366,575      56,274,733

      STOCKHOLDERS' EQUITY
     -----------------------

Common stock, par value $.0l per share;
  authorized 2,000,000 shares; issued
  1,011,713 shares; issued
  and outstanding 905,926 shares                             10,117          10,117
Additional paid-in capital                                9,704,005       9,704,005
Contra equity - Employee Stock Ownership Plan (ESOP)       (720,090)       (720,090)
Contra equity - Recognition and Retention Plan (RRP)       (302,667)             --
Contra equity - Treasury Stock; 105,787shares, at
  cost at March 31, 1999                                 (1,199,764)             --
Retained earnings, substantially restricted               5,801,505       5,272,252
                                                        -----------     -----------
Total stockholders' equity                               13,293,106      14,266,284
                                                        -----------     -----------
Total liabilities and stockholders' equity              $72,659,681     $70,541,017
                                                        -----------     -----------

See accompanying notes to financial statements.


                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)


                                                  For the Nine Months              For the Three Months
                                                     Ended March 31,                  Ended March 31,
                                                   1999          1998           1999           1998
                                                   ----          ----           ----           ----

Interest and fees on loans receivable          $3,470,934     $3,476,269     $1,112,517     $1,198,467
Interest on mortgage-backed securities             13,271         18,124          4,115          5,796
Interest on investment securities                      --         85,215             --         13,463
Interest on other investments                     385,026        196,531        146,239        109,252
                                               ----------     ----------     ----------     ----------
Total interest income                          $3,869,231     $3,776,139     $1,262,871     $1,326,978
                                               ----------     ----------     ----------     ----------

Interest on savings deposits                   $2,015,185     $2,028,929     $  660,970     $  648,263
Interest on Federal Home Loan Bank
  of Atlanta advances                                  --         37,394             --             --
Interest on escrow deposits                         2,467          3,352          1,093          1,557
                                               ----------     ----------     ----------     ----------

  Total interest expense                       $2,017,652     $2,069,675     $  662,063     $  649,820

 Net interest income before provision
   for loan losses                              1,851,579      1,706,464        600,808        677,158
Provision for loan losses                           2,550          6,400             --          2,500
                                               ----------     ----------     ----------     ----------
  Net interest income                          $1,849,029     $1,700,064     $  600,808     $  674,658
                                               ----------     ----------     ----------     ----------

OTHER INCOME
  Loan fees and service charges                $   50,767     $   45,680     $   17,285     $   15,673
  Gain on sales of loans receivable                47,174          6,031          9,154          1,969
  Other                                            21,546         21,182          5,610          7,193
                                               ----------     ----------     ----------     ----------
    Total other income                         $  119,487     $   72,893     $   32,049     $   24,835
                                               ----------     ----------     ----------     ----------

NONINTEREST EXPENSES
  Salaries and employee benefits               $  629,438     $  724,480     $  240,742     $  186,377
  Occupancy costs                                  71,989         70,698         24,063         23,612
  Federal deposit insurance premiums               24,958         26,485          8,630          8,731
  Data processing                                  58,287         55,998         21,378         20,330
  Advertising                                      33,470         43,007         10,671         20,282
  Franchise and other taxes                        41,554         32,928         18,573         15,176
  Other                                           250,561        207,594         82,399         76,919
                                               ----------     ----------     ----------     ----------
    Total noninterest expenses                 $1,110,257     $1,161,190     $  406,456     $  351,427

Income before tax provision                       858,259        611,767        226,401        348,066

Provision for income taxes                        322,176        238,120         74,456        133,900
                                               ----------     ----------     ----------     ----------

    Net Income                                 $  536,083     $  373,647     $  151,945     $  214,166
                                               ----------     ----------     ----------     ----------

    Net income per share, basic (Note 4)       $     0.59            N/A     $     0.17            N/A

    Net income per share, diluted (Note 4)     $     0.58            N/A     $     0.17            N/A


See accompanying notes to financial statements.


                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended March 31,
                                                                            ---------------------------
                                                                              1999             1998
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income                                                             $   536,083       $   373,647
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation and amortization                                           41,086            47,007
      Non-cash compensation under stock based benefit plan                    75,667                --
      Provision for loan losses                                                2,550             6,400
      Amortization of loan fees                                              (66,187)          (64,519)
      Gain on sales of loans receivable                                      (47,174)           (6,031)
      Loans originated for sale                                           (4,042,000)         (515,700)
      Proceeds from loans originated for sale                              4,089,174           521,731
      Decrease in accrued interest receivable                                 46,239            25,964
      (Increase) decrease in prepaid expenses  and other assets              (16,186)           18,157
      Increase in accrued expenses and other liabilities                      40,671           301,708
      Decrease in federal and state income taxes receivable                      130                --
      Increase (decrease) in federal and state income taxes payable         (286,303)          113,242
      Increase (decrease) in accrued interest payable on
       savings deposits                                                        2,537            (1,517)
                                                                          ----------        ----------
Net cash provided by operating activities                                    376,287           820,089

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

  Proceeds from sale of ground rents                                           3,620                --
  Purchases of investment securities available for sale                           --        (3,298,020)
  Maturities of investment securities available for sale                          --         3,000,000
  Net (increase) decrease in loans receivable                              3,033,549        (5,554,836)
  Purchase of loan participations                                           (235,506)       (1,341,703)
  Mortgage-backed securities principal repayments                             53,821            48,788
  Purchases of property and equipment                                        (12,268)          (46,615)
                                                                          ----------        ----------
 Net cash provided by (used in) investing activities                       2,843,216        (7,192,386)

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------

  Net increase (decrease) in savings deposits                              3,785,479        (1,883,037)
  Net decrease in checks outstanding in excess of bank balance              (137,246)               --
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                   (328,841)         (196,585)
  Repurchase of common stock                                              (1,584,928)               --

  Proceeds received from the sale of common stock                                 --         9,673,053
  Employee stock ownership plan obligation                                        --          (809,370)
                                                                          ----------        ----------
Net cash provided by financing activities                                  1,734,464         6,784,061

Net increase (decrease) in cash and cash equivalents                     $ 4,953,967       $   411,764

Cash and cash equivalents at beginning of period                           6,848,123         2,377,092
                                                                          ----------        ----------
Cash and cash equivalents at end of period                               $11,802,090       $ 2,788,856
                                                                          ----------        ----------

SUPPLEMENTAL INFORMATION
-------------------------

  Interest paid on savings deposits and borrowed funds                   $ 2,023,465       $ 2,067,840

  Income taxes paid                                                      $   608,620       $   124,879


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

NOTE 2:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine and three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 3:     CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the diluted effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the nine months and three months ended March 31, 1999 as follows:
                                        Nine Months Ended     Three Months Ended
                                          March 31, 1999        March 31, 1999
                                          --------------        --------------

Net income                                     $536,083            $151,945
Weighted average shares
  Outstanding basic EPS                         913,839             893,892
Diluted items
  Stock options                                     181                 551
  Unvested stock awards                           7,130              21,706
Adjusted weighted average shares used
  for diluted EPS                               921,150             916,149

Basic and diluted earnings per share are not presented for the three month and nine month periods ending March 31, 1998 since the Association had not converted to stock until January 5, 1998 and such information would not be meaningful.

NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

The following table presents the Association's capital position based on the March 31, 1999 financial statements.

                                                                                  To Be Well
                                                                                Capitalized Under
                                                         For Capital            Prompt Corrective
                                 Actual               Adequacy Purposes         Action Provisions
                         --------------------      ---------------------     ---------------------
                          Amount        Ratio        Amount        Ratio       Amount       Ratio
                          ------        -----        ------        -----       ------       -----
Total Capital (to
 Risk Weighted
 Assets)                $9,944,381      26.6%      $2,986,535       8.0%     $3,733,169      10.0%
Tier I capital (to
 Risk Weighted
 Assets)                 9,663,831      25.9%       1,493,267       4.0%      2,239,901       6.0%
Tier 1 Capital (to
 Average Assets)         9,663,831      13.8%       2,794,598       4.0%      3,493,248       5.0%

NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

FASB statement on Accounting for Derivative Instruments and Hedging Activities - In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, which standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, will not affect the Company's financial position or its results of operations.

ITEM2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's data processing is performed by a service provider, however, software and hardware utilized in-house is under maintenance agreements with third party vendors, consequently the Company is very dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been part of a national testing of its service provider, and following the testing, the service provider has stated that their system is Year 2000 qualified. All applications considered mission critical have been year 2000 qualified. Other support software is being tested as vendors provide upgrades. The Company has determined that if necessary, functions performed by support software can be performed manually. The Company has identified certain hardware and equipment that is not Year 2000 compliant. This hardware and equipment has been replaced and the related capital expenditures totaled approximately $12,000.00 and have been considered in the 1999 fiscal year budget. Expenses related to Year 2000 are not expected to have a significant impact on the Company's financial position.

The Company has drafted its Business Resumption and Contingency Plan in the event that the Company does not have normal business operations as of January 1, 2000. The plan outlines contingency plans for both environmental and operational failures related to the year 2000.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998

The Company's assets increased $2.2 million or 3.1% to $72.7 million at March 31, 1999 from $70.5 million at June 30, 1998. Cash and cash equivalents increased $5.0 million or 73.5% to $11.8 million at March 31, 1999 from $6.8 million at June 30, 1998. Net loans receivable decreased $2.7 million or 4.4% to $59.3 million at March 31, 1999 from $62.0 million at June 30, 1998. The $2.7 million decrease in net loans receivable was primarily the result of a decrease of $2.2 million in residential real estate loans, a decrease of $200,000 in participation loans, a decrease of $200,000 in consumer loans and a decrease of $100,000 in commercial real estate loans. Savings deposits increased $3.8 million or 7.0% to $57.8 million at March 31, 1999 from $54.0 million at June 30, 1998. The Company's stockholders' equity decreased $1.0 million or 7.0% to $13.3 million at March 31, 1999 from $14.3 million at June 30, 1998. The decrease in stockholders' equity was due primarily to the Company's repurchase of 156,372 shares of its common stock for approximately $1.6 million, offset by $536,000 of net income for the nine months ended March 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

NET INCOME
-----------

The Company reported net income of $152,000 for the quarter ended March 31, 1999 compared to $214,000 for the quarter ended March 31,1998. The $62,000 decrease in net income was primarily due to decreased net interest income and increased noninterest expense, offset by increased other income and decreased income taxes. The Company's net income for the nine months ended March 31, 1999 was $536,000 compared to $374,000 for the nine months ended March 31, 1998. The $162,000 increase in net income was primarily due to an increase in net interest income, an increase in other income and a decrease in noninterest expenses, partially offset by an increase in income taxes.

INTEREST INCOME
---------------

Total interest income decreased by $64,000 or 4.8% to $1,263,000 for the quarter ended March 31, 1999 from $1,327,000 for the quarter ended March 31, 1998. The decrease in total interest income for the comparable three months periods was due to a decrease of 72 basis points in the average yield on interest-earning assets to 7.01% from 7.73%, partially offset by an increase of $3.5 million in the average balance of interest-earning assets to $72.1 million from $68.6 million.

Total interest income increased by $93,000 or 2.5% to $3,869,000 for the nine months ended March 31, 1999 from $3,776,000 for the nine months ended March 31, 1998. The increase in total interest income for the comparable nine months periods was due to an increase of $5.8 million in the average balance of interest-earning assets to $71.3 million from $65.5 million, partially offset by a decrease of 45 basis points in the average yield on interest-earning assets to 7.23% from 7.68%.

The increase in the average balance of interest-earning assets is due to an increase in federal funds sold and also an increase in loans receivable, as a result of investing the proceeds of the Company's recent stock conversion.

INTEREST EXPENSE
----------------

Total interest expense increased by $12,000 or 1.8% to $662,000 for the quarter ended March 31, 1999 from $650,000 for the quarter ended March 31, 1998. The increase in total interest expense for the comparable three months periods was due to an increase of $3.4 million in the average balance of interest-bearing liabilities to $57.7 million from $54.3 million, partially offset by a decrease of 21 basis points in the average yield on interest-bearing liabilities to 4.58% from 4.79%.

Total interest expense decreased $52,000 or 2.5% to $2,018,000 for the nine months ended March 31, 1999 from $2,070,000 for the nine months ended March 31, 1998. The decrease in total interest expense for the comparable nine months periods was due to a decrease of 19 basis points in the average yield on interest-bearing liabilities to 4.73% from 4.92%, partially offset by an increase of $700,000 in the average balance of interest-bearing liabilities to $56.9 million from $56.2 million.

The increase in the average balance of interest-bearing liabilities is due primarily to an increase of $1.5 million in savings, partially offset by a decrease of $800,000 in borrowings.

NET INTEREST INCOME
-------------------

The Company's net interest income decreased by $76,000 or 11.2% to $601,000 for the quarter ended March 31, 1999 from $677,000 for the quarter ended March 31, 1998.

The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 124.86% from 126.42% and a decrease in the net yield on interest-earning assets by 61 basis points to 3.34% from 3.95%.

The Company's net interest income increased $146,000 or 8.6% to $1,852,000 for the nine months ended March 31, 1999 from $1,706,000 for the nine months ended March 31, 1998. The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 125.32% from 116.68%. The Company's net yield on interest-earning assets decreased by 1 basis point to 3.46% from 3.47%. The proceeds from the Company's stock conversion was the major reason for the increased ratios of average interest-bearing assets to average interest-bearing liabilities.

PROVISION FOR LOAN LOSSES
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Management maintains its allowance for loan losses at a level which it considers to be adequate to provide for loan losses based on volume, type of collateral and prior loan loss experience. During the nine months ended March 31, 1999, the Company recorded a provision for loan losses of $2,550 compared to $6,400 for the nine months ended March 31,1998. The Company's nonperforming loans as a percentage of loans receivable was .07% and .04% at March 31, 1999 and June 30, 1998, respectively, all consisting of single-family residential mortgage loans.

NONINTEREST INCOME
-------------------

Total noninterest income increased by $ 7,000 or 28.0% to $32,000 for the quarter ended March 31, 1999 from $25,000 for the quarter ended March 31, 1998. The increase in noninterest income was due to an increase of $7,000 in gain on sales of loans receivable to $9,000 for the quarter ended March 31, 1999 from $2,000 for the quarter ended March 31, 1998.

Total noninterest income increased by $46,000 or 63.0% to $119,000 for the nine months ended March 31, 1999 from $73,000 for the nine months ended March 31, 1998. The increase in noninterest income was due primarily to an increase of $41,000 in gain on sales of loans receivable to $47,000 for the nine months ended March 31, 1999 from $6,000 for the nine months ended March 31, 1998 and an increase of $5,000 in loan fees and service charges to $51,000 for the nine months ended March 31, 1999 from $46,000 for the nine months ended March 31, 1998.

NONINTEREST EXPENSES
--------------------

Total noninterest expenses increased by $55,000 or 15.7% to $406,000 for the quarter ended March 31, 1999 from $351,000 for the quarter ended March 31,1998. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits expense of $55,000 or 29.6% to $241,000 for the quarter ended March 31,1999 from $186,000 for the quarter ended March 31, 1998. The increase in salaries and employee benefits expense was primarily due to expenses related to the Company's Recognition and Retention Plan (RRP) in the amount of $88,000, an increase in retirement plan expenses in the amount of $9,000, partially offset by a decrease of $48,000 in expenses related to the Company's Employee Stock Ownership Plan (ESOP) during the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998.

Total noninterest expenses decreased by $51,000 or 4.4% to $1,110,000 for the nine months ended March 31, 1999 from $1,161,000 for the nine months ended March 31, 1998. The decrease in noninterest expenses was primarily due to a decrease in salaries and employee benefits expense of $95,000 or 13.1% to $629,000 for the nine months ended March 31, 1999 from $724,000 for the nine months ended March 31, 1998, partially offset by an increase in other noninterest expenses of $43,000 or 20.7% to $251,000 for the nine months ended March 31, 1999 from $208,000 for the nine months ended March 31, 1998. The decrease in salaries and employee benefits expense was primarily due to the establishment of a non-qualified supplemental executive retirement plan for the benefit of the Company's President and Chief Executive Officer in the amount of $272,000 during the nine months ended March 31, 1998. This decrease was partially offset by expenses related to the Company's Employee Stock Ownership Plan (ESOP) in the amount of $17,000, expenses related to the Company's Recognition and Retention Plan (RRP) in the amount of $88,000, an increase in retirement plan expenses in the amount of $24,000, and a decrease in the capitalization of loan origination expenses of $29,000 during the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998. The increase in other noninterest expenses was primarily due to an increase in legal expenses of $22,000 and transfer agent expenses of $12,000 during the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, as the result of being a public company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for such advances. Management and the Board of Directors believe that the Company's liquidity is adequate. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $11.8 million.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments of approximately $1.3 million. Certificates of deposit which are scheduled to mature in less than one year at March 31, 1999 totaled $23.0 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary sources of cash in investing activities during the nine months ended March 31, 1999 were a net decrease of $3.0 million in loans receivable, offset by the purchase of loan participations of $236,000.

The Company's primary sources of cash provided by financing activities during the nine months ended March 31, 1999 consisted of a net increase of $3.8 million in savings deposits, offset by a decrease of $329,000 in advance payments by borrowers for taxes, insurance and ground rents, and approximately $1.6 million for the repurchase of 140,181 shares of the Company's common stock, of which 34,394 shares were used to fund the Company's Recognition and Retention Plan
(RRP).

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

               Exhibit 27 - Financial Data Schedule

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    WYMAN PARK BANCORPORATION, INC.
                                    Registrant


Date:  May 7, 1999                  /s/ Ernest A. Moretti
                                    ------------------------------------
                                    Ernest A. Moretti
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 7, 1999                  /s/ Ronald W. Robinson
                                    -------------------------------------
                                    Ronald W. Robinson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)