Form 10KSB
period 1999-06-30
WYMAN PARK BANCORPORATION INC
filed 1999-09-27
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      FOR THE TRANSITION PERIOD FROM _________________ TO ______________________
      COMMISSION FILE NUMBER 0-23345

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X. NO _.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $5,251,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 1999, was approximately $5.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of June 30, 1999, there were 905,926 shares issued and outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1999 (Part II)

2.   Portions of Proxy Statement for 1999 Annual Meeting of  Stockholders  (Part
     III)

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

FORWARD-LOOKING STATEMENTS

     When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

     THE COMPANY. Wyman Park Bancorporation, Inc. (the "Company") is a savings and loan holding company which became sole stockholder of Wyman Park Federal Savings & Loan Association (the "Association" or "Wyman Park") in connection with the Association's conversion from the mutual to the stock form on January 5, 1998. All references to the Company prior to January 5, 1998, except where otherwise indicated, are to the Association.

     At June 30, 1999, the Company had assets of $70.5 million, deposits of $58.0 million and stockholders' equity of $8.0 million.

     The principal executive offices of the Company are located at 11 West Ridgely Road, Lutherville, Maryland 21093, and its telephone number is (410) 252-6450.

     The activities of the Company itself have been limited to investment in the stock of the Association, interest-bearing deposits at financial institutions, short-term borrowings and a note receivable from the Association's Employee Stock Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Association.

     THE ASSOCIATION. The Association is a federally-chartered savings association with its principal executive offices in Lutherville, Maryland. Its deposits are insured up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in central Baltimore county and northern Baltimore City, Maryland. Through its branch office located in Glen Burnie, a suburb to the south of Baltimore, the Association also services Anne Arundel County, Maryland. In addition to permanent mortgage loans, the Association also originates, to a lesser extent, loans for the construction of one- to four-family real estate, commercial loans secured by multi-family real estate (over four units) and nonresidential real estate, and consumer loans, including home equity lines of credit, home improvement loans, and loans secured by savings deposits. The Association invests in U.S. government obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, and other investments permitted by applicable law.

LENDING ACTIVITIES

     MARKET AREA. The Company's office is located at 11 West Ridgely Road, Lutherville, Maryland. Through this office and a branch location, the Company primarily serves central Baltimore County and northern Baltimore City, Maryland, as well as Glen Burnie, a suburb south of Baltimore and Anne Arundel County, Maryland.

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

     Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolios in dollar amounts as of the dates indicated.

                                                           June 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                      Amount            Amount
                                                      ------            ------
                                                       (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family .......................         $ 47,324          $ 51,779
 Multi-family ..............................              508               362
 Commercial ................................            6,395             6,683
 Construction or development ...............              621               ---
                                                     --------          --------
     Total real estate loans ...............           54,848            58,824

Other Loans:
-----------
 Consumer Loans:
   Deposit account loans ...................              151               309
   Home equity .............................            2,850             3,390
   Home improvement ........................               13                12
   Overdraft lines of credit ...............                8               ---
                                                     --------          --------
      Total consumer loans .................            3,022             3,711
                                                     --------          --------
      Total loans, gross ...................           57,870            62,535
                                                     --------          --------

Less:
----
 Loans in process ..........................             (528)              ---
 Deferred fees and discounts ...............             (219)             (215)
 Allowance for losses ......................             (283)             (278)
                                                     --------          --------
 Total loans receivable, net ...............         $ 56,840          $ 62,042
                                                     ========          ========

     Loan Maturities. The following table reflects at June 30, 1999 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within one year or less.

                                         Due in One Year  Due After One Year    Due After
                                             or Less      through Five Years    Five Years         Total
                                             -------      ------------------    ----------         -----
                                                                    (In thousands)
One-to-four family.....................  $      6,454      $        10,973        $     29,897    $     47,324
Multi-family and Commercial............         1,216                1,874               3,813           6,903
Consumer loans.........................         2,907                  115                 ---           3,022
Construction or development............           621                  ---                 ---             621
                                         ------------      ---------------        ------------    ------------
                      Total                    11,198               12,962              33,710          57,870
                                         ============      ===============        ============    ============

     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 1999, based on the above, the Company's regulatory loan-to-one borrower limit was approximately $1,477,000. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of June 30, 1999, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $665,000 loan secured by a residence. The next two largest loans had outstanding balances of $615,000 and $596,000, respectively, and were secured by a strip shopping center and a warehouse. Such loans are performing in accordance with their terms.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     The principal activity of the Company's lending program involves the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. At June 30, 1999, $47.3 million, or 81.7% of the Company's gross loan portfolio consisted of such loans. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's market area.

     Although the Company has generally sold its fixed-rate loan production since 1989, historically, the Company originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. The Company also originates adjustable rate mortgage loans ("ARMs"). The Company has from time to time sold some of its ARM production, which conforms to standards promulgated by Freddie Mac (so-called "conforming loans") and as a result of continued consumer demand, particularly during periods of relatively low interest rates, the Company has also continued to originate fixed-rate residential loans in amounts and at rates and terms which are monitored for compliance with the Company's asset/liability management policy. Currently, the Company originates both conforming and jumbo construction and jumbo fixed-rate permanent loans with maturities of up to 30 years. Jumbo loans are loans with initial balances in excess of the maximum amount permitted for conforming loans.

     The Company's ARM and balloon loans are offered at rates, terms and points determined in accordance with market and competitive factors. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Balloon loans also have terms of up to 30 years. Though from time to time "teaser" rates are offered, applicants are qualified pursuant to Freddie Mac guidelines, which permits qualifications at less than the fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Company are generally subject to adjustment at one-, three- and five-year intervals based on a margin over the Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Company's ARMs are generally limited to 6% above the initial interest rate over the life of the loan, and up to a 2% per adjustment period per year or per adjustment period. The Company's ARMs may be convertible into fixed-rate loans, depending on the program selected, and do not contain prepayment penalties. Loans are not assumable. At June 30, 1999, the total balance of one- to four-family ARMs was $8.0 million, or 13.8% of the Company's gross loan portfolio.

     As a service to its older customers, the Company originates and sells reverse mortgages, allowing the homeowner to utilize equity values that have built up in the underlying property.

     The Company originates residential mortgage loans with loan-to-value ratios generally up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, the Company will generally require private mortgage insurance in an amount intended to reduce the Company's exposure to less than 80% of the appraised value of the underlying property.

CONSTRUCTION AND DEVELOPMENT LENDING

     The Company makes construction loans to individuals for the construction of their primary or secondary residences. Loans to individuals for the construction of their residences typically run for up to nine months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1999 construction loans totaled $621,000, or 1.1% of the Company's gross loan portfolio.

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

COMMERCIAL REAL ESTATE LENDING

     The Company's commercial real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, warehouses, small office buildings, small industrial parks and shopping centers. At June 30, 1999, the Company had $6.4 million in commercial real estate loans, comprising 11.1% of the Company's gross loan portfolio.

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

MULTI-FAMILY LENDING

     The Company has historically made few permanent multi-family loans in its primary market area. As with commercial real estate loans, multi-family loans present a higher level of credit risk than do loans secured by one- to four-family residences. At June 30, 1999, loans secured by multi-family properties aggregated $508,000, or .9% of the Company's gross loan portfolio.

     The Company's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Company's market area.

CONSUMER LENDING

     The Company offers a variety of consumer loans, including loans secured by savings deposits, home equity lines of credit and overdraft lines of credit as well as unsecured home improvement loans. The Company currently originates substantially all of its consumer loans in its market area. At June 30, 1999, the Company's consumer loans totaled $3.0 million or 5.2% of the Company's gross loan portfolio.

     The largest component of the Company's consumer lending program is its home equity line. At June 30, 1999, home equity loans totaled $2.8 million or 4.8% of gross loans receivable. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 90% of the appraised value of the property securing the loan. At June 30, 1999, the Company had $6.3 million of funds committed, but undrawn, under such lines.

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

DELINQUENCIES AND NON-PERFORMING ASSETS

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                         June 30,
                                            -----------------------------------
                                                 1999               1998
                                            ---------------    ----------------
                                                  (Dollars in Thousands

 Non-accruing loans:
      One-to four-family................         $ ---               $ 25
                                                  ----                ---

 Total non-performing assets............         $ ---               $ 25
                                                  ====                ===
 Total as a percentage of total assets..           ---%               .04%
                                                  ====               ====

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

     On the basis of management's review of its assets, at June 30, 1999, the Company had no loans classified substandard.

     OTHER ASSETS OF CONCERN. In addition to non-performing loans and substandard loans discussed above, as of June 30, 1999, the Company had 4 loans totaling $192,000, which, because of known information about the possible credit problems of the borrowers or the cash flows of the security property, would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in the future inclusion of such assets in non-performing asset categories.

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

     As of June 30, 1999, the Company's allowance for loan losses as a percent of gross loans receivable and as a percent of non-performing loans amounted to
 .49% and 0%, respectively. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                  June 30,
                                                           ---------------------
                                                               1999       1998
                                                           ----------- ---------
                                                          (Dollars in Thousands)

Balance at beginning of period .........................       $  278       $270

Charge-offs
  Commercial real estate ...............................          ---        ---
                                                               ------       ----
Net charge-offs ........................................          ---        ---
                                                               ------       ----
Additions charged to operations ........................            5          8
                                                               ------       ----
Balance at end of period ...............................       $  283       $278
                                                               ------       ====
Ratio of net charge-offs during the period to
Average loans outstanding during the period ............         ---%       ---%
                                                               ======       ====
Ratio of net charge-offs during the period to
Average non-performing assets ..........................         ---%       ---%
                                                               ======       ====

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                June 30,
                                   ---------------------------------------------------------
                                              1999                            1998
                                   ---------------------------    --------------------------
                                                    Percent                         Percent
                                                    of Loans                       of Loans
                                                    in Each                         in Each
                                     Amount of      Category       Amount of       Category
                                     Loan Loss      to Total       Loan Loss       to Total
                                     Allowance       Loans         Allowance         Loans
                                     ---------       -----         ---------         -----
                                                      (Dollars in Thousands)

One- to four-family.........       $       25        81.78%            $  27         82.80%
Multi-family................              ---          .88               ---           .58
Commercial real estate......               64        11.05                64         10.69
Construction or development.              ---         1.07               ---           ---
Consumer....................              ---         5.22               ---          5.93
Unallocated.................              194           --               187           ---
                                         ----       ------              ----         -----
    Total                          $      283       100.00%            $ 278         100.00%
                                         ====       ======              ====         ======

INVESTMENT ACTIVITIES

     As part of its asset/liability management strategy and liquidity requirements, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Company may consider the expansion of investments into other securities if deemed appropriate. At June 30, 1999, the

Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's investment securities portfolio.

     The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital." Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1999, the Company's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 29.3% as compared to the OTS requirement of 4.0%.

     All of the Company's investment securities, except mortgage-backed securities, are classified as available for sale. Mortgage-backed securities are classified as held to maturity. The Company may elect to classify investment securities acquired in the future as trading securities or as held to maturity, instead of available-for-sale, but there are no current plans to do so.

     The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.

                                                                                        June 30,
                                                             ----------------------------    --------------------------------
                                                                        1999                              1998
                                                             -------------- -------------    -------------- -----------------
                                                                 Book                             Book
                                                                 Value       % of Total           Value        % of Total
                                                                 -----       ----------           -----        ----------
                                                                                 (Dollars in Thousands)
Investment securities:
   Federal agency obligations:.........................      $     ---              ---%         $     ---             ---%
                                                                                   ----                               ----
   Subtotal............................................            ---              ---%               ---             ---
                                                                                   ----
   FHLB stock..........................................            509           100.00                510          100.00
                                                             ---------           ------          ---------          ------
   Total investment securities and FHLB stock..........      $     509           100.00%         $     510          100.00%
                                                             =========           ======          =========          ======
   Average remaining life of investment securities.....                                                ---

Other interest-earning assets:
   Interest bearing deposits with banks................      $   7,069            60.14%         $   2,071           31.18%
   Federal funds sold..................................          4,685            39.86              4,571           68.82
                                                             ---------           ------          ---------          ------
   Total...............................................      $  11,754           100.00%         $   6,642          100.00%
                                                             =========           ======          =========          ======
Securities Available-for-sale:
Mortgage-backed securities:
   FNMA................................................      $       2              .92%         $       2             .70%
   FHLMC...............................................            215            99.08                282           99.30
                                                             ---------           ------          ---------          ------
   Total mortgage-backed securities....................      $     217           100.00%         $     284          100.00%
                                                             ---------           ======          =========          ======

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1999.

                                      Due in          June 30, 1999
                                     10 to 20            Balance
                                       Years           Outstanding
                                       -----           -----------
                                            (In Thousands)

       Freddie Mac................. $     215         $     215
       Fannie Mae..................         2                 2
                                         ----              ----
           Total................... $     217         $     217
                                         ====              ====

SOURCES OF FUNDS

     General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of investment securities, short-term investments and funds provided from operations as well as FHLB advances and short-term borrowings.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's mix of transaction accounts and certificate accounts is less favorable than its peers, resulting in a higher cost of funds for the Company in relation to its peer group. At June 30, 1999, 31.0% of the Company's deposits were in transaction accounts, versus 69.0% in certificates.

     The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate sensitive. The Company manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Company believes that its passbook, demand and NOW accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificate deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                      June 30,
                                    --------------------------------------------
                                            1999                    1998
                                    --------------------    --------------------
                                    Average      Average    Average     Average
                                     Amount       Rate       Amount       Rate
                                     ------       ----       ------       ----
                                              (Dollars in Thousands)

Transactions and Savings Deposits:
---------------------------------

Demand Deposits..................... $ 5,727       3.27%  $  5,737        3.15%
Money Market & NOW Accounts.........  11,268       2.57      9,520        2.87
                                     -------      -----     ------       -----

    Total Non-Certificates..........  16,995       2.81     15,257        2.98
                                     -------      -----    -------       -----

Certificates:
------------

Total Certificates..................  39,980       5.50     39,720       5.60
                                     -------      =====     ------      -----
Total Deposits...................... $56,975       4.70%  $ 54,977       4.87
                                     =======      =====   ========      =====


     At June 30, 1999, the Company had approximately $5.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                     Maturity Period                              Amount
   -----------------------------------------------------    -------------------
                                                                 (Dollars in
                                                                 Thousands)

   Three months or less...........................                    370
   Over three through six months..................                    ---
   Over six through 12 months.....................                  2,351
   Over 12 months.................................                  2,497
                                                            -------------
   Total..........................................                  5,218
                                                            =============

     Borrowings. The Company's other available sources of funds, not currently utilized, include advances from the FHLB of Atlanta and other borrowings. As a member of the FHLB of Atlanta, the Association is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association's immediate credit availability at the FHLB of Atlanta was approximately $8 million at June 30, 1999.

     The Company may also borrow funds from other financial institutions. At June 30, 1999, the Company had a $2.65 million loan outstanding from a commercial bank that was obtained to fund the Company's $6 per share distribution to shareholders in June 1999.

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

     The Company attracts all of its deposits through the communities in which its offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same community. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. At June 30, 1999, the Company had in excess of 60 financial institutions competing with it in its market area. The Company estimates its market share of savings deposits in its market area to be approximately 11.4%.

EMPLOYEES

     At June 30, 1999, the Company had a total of 16 full-time employees and no part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

                                   REGULATION

GENERAL

     As a federal savings bank, Wyman Park is subject to regulation, supervision and regular examination by the OTS. In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of Wyman Park is intended primarily for the protection of the deposit insurance fund and depositors.

     As a savings institution holding company, the Holding Company is subject to OTS regulation, examination, supervision and reporting requirements. The Holding Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

REGULATION OF WYMAN PARK

     Regulatory Capital. The OTS's capital adequacy regulations require savings institutions such as Wyman Park to meet three minimum capital standards: a "core" capital requirement of between 3% and 5% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated composite 1 under the CAMELS examination rating system). See "--Prompt Corrective Regulatory Action."

     The following table sets forth Wyman Park's compliance with its regulatory capital requirements as of June 30, 1999.

                                    WYMAN PARK'S           CAPITAL
                                      CAPITAL            REQUIREMENTS       EXCESS CAPITAL
                                 ----------------   -----------------   --------------------
                                  AMOUNT   PERCENT    AMOUNT  PERCENT     AMOUNT     PERCENT
                                  ------   -------    ------  -------     ------     -------
Tangible capital.........        9,850,000  14.0%   1,058,000   1.5%    $8,792,000     12.5%
Core capital..............       9,850,000  14.0    2,116,000   3.0      7,734,000     11.0
Total Risk-based capital        10,133,000  27.9    2,907,000   8.0      7,226,000     19.9

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The federal bank regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three
"undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 1999, Wyman Park was "well-capitalized" as defined by the regulations.

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1999, Wyman Park qualified as a QTL.

     Limitations on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under the OTS capital distribution regulations, a savings institution that qualifies for expedited treatment of applications by maintaining specified supervisory examination ratings and that is not otherwise restricted in making capital distributions may, without prior approval by the OTS, make capital distributions during a calendar year equal to its net income for such year plus its retained net income for the preceding two years. Capital distributions in excess of such amount are subject to prior OTS approval. In addition, even if a proposed capital distribution is less than the above limit, a savings institution must give notice to the OTS at least 30 days before declaration of a capital distribution to its holding company.

     Under the OTS's prompt corrective action regulations, Wyman Park would be prohibited from paying dividends if Wyman Park were classified as "undercapitalized" under such rules. See "--Prompt Corrective Regulatory Action." Further, earnings of Wyman Park appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to Wyman Park without payment of taxes at the then current tax rate by Wyman Park on the amount of earnings removed from the reserves for such distributions.

     Transactions with Affiliates and Insiders. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Wyman Park include the Holding Company and any company that is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms that are substantially the same as for loans to unaffiliated individuals.

     Reserve Requirements. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, Wyman Park was in compliance with these reserve requirements.

     Liquidity Requirements. Wyman Park is required by OTS regulations to maintain an average daily balance of liquid assets. The current minimum liquid asset ratio required by the OTS is 4% of a liquidity base as defined under OTS regulations. For the quarter ended June 30, 1999, Wyman Park was in compliance with the requirement, with an average daily liquidity ratio of 29.3%.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, Wyman Park is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Wyman Park was in compliance with this requirement, with an investment in FHLB stock at June 30, 1999 of $508,500.

REGULATION OF THE COMPANY

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the

OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company were to acquire control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than Wyman Park or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

     If Wyman Park fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company would be required to register as, and would become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The following table sets forth information concerning the main office and a branch office of the Company at June 30, 1999.

                                                    OWNED            NET BOOK
                                     YEAR             OR              VALUE AT
          LOCATION                  OPENED          LEASED(1)      JUNE 30, 1999
   ----------------------------   ----------    ---------------- ---------------

MAIN OFFICE:

11 Ridgely Road                      1977       Land Leased;(2)     $56,600
Lutherville, MD  21093                          Building Owned

BRANCH OFFICE:

7963 Baltimore/Annapolis Blvd.       1981         Leased;(3)            N/A
Glen Burnie, MD  21060

---------------------
(1)      See Note 6 to Notes to Consolidated Financial Statements.
(2)      There are five, five-year options which expire in May 2027.
(3)      Lease expires in November, 2001.

     The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at June 30, 1999 was approximately $19,400.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At June 30, 1999, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the quarter ended June 30, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The information contained under the section captioned "Stock Listing and Price Range of Common Stock" in the Company's 1999 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in the table captioned "Selected Consolidated Financial Information" in the Company's Annual Report is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1999, is incorporated by reference in this Annual Report on Form 10-KSB and attached hereto as Exhibit 13.

    Report of Independent Auditors
    Consolidated Statements of Financial Condition as of June 30, 1999 and 1998 Consolidated Statements of Operations for the Years Ended June 30, 1999 and
      1998
    Consolidated Statements  of  Stockholders'  Equity  for Years Ended June 30,
      1999 and 1998
    Consolidated Statements of Cash Flows for Years Ended June 30, 1999 and 1998 Notes to Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

EXECUTIVE OFFICERS

     For information concerning the executive officers of the Company, the information contained under the section captioned "Executive Officers" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A)

     Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

     The  information   contained  under  the  section  captioned  "Election  of
Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  (a)      Security Ownership of Certain Beneficial Owners

                           Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders of Securities" in the Proxy Statement.

                  (b)      Security Ownership of Management

                           Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders of Securities" and "Election of Directors" in the Proxy Statement.

                  (c)      Changes in Control

                           Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section captioned "Election of Directors" in the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

                                                                 REFERENCE TO
                                                                PRIOR FILING OR
EXHIBIT                                                         EXHIBIT NUMBER
NUMBER                     DOCUMENT                             ATTACHED HERETO

 3(i)    Certificate of Incorporation                                  *
 3(ii)   Bylaws                                                        *
   4     Instruments defining the rights of security holders,          *
         including debentures
  10     Material Contracts
         (a)  Employment Contract between                              *
              Ernest A. Moretti and the Association
         (b)  Executive Supplemental Retirement Plan                  **
  13     Annual Report to Stockholders                                13
  21     Subsidiaries of Registrant                                   21
  23     Consents of Experts and Counsel                              23
  27     Financial Data Schedule                                      27

-------------
* Filed as exhibits to the Company's Form SB-2 Registration Statement as initially filed on September 22, 1997 and subsequently amended (File No. 333-36119) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed as exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (B)      REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on May 26, 1999 to report a $6.00 special cash distribution payable on June 21, 1999 to shareholders or record as of June 7, 1999. The report is dated May 19, 1999.

                                   SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WYMAN PARK BANCORPORATION, INC.

Date:  9/24/99                    By:  /s/ Ernest A. Moretti
                                       -----------------------------------------
                                       Ernest A. Moretti
                                       (President and Chief Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Ernest A. Moretti                  By:  /s/Ronald W. Robinson
     --------------------------------            -------------------------------
      Ernest A. Moretti                          Ronald W. Robinson,
      (Principal Executive Officer)              (Principal Financial and
                                                    Accounting Officer)

Date:    9/24/99                            Date:    9/24/99

By:  /s/Allan B. Heaver                     By:  /s/ H. Douglas Huether
     --------------------------------            -------------------------------
       Allan B. Heaver,                          H. Douglas Huether, Director
       Chairman of the Board

Date:    9/24/99                            Date:    9/24/99

By:  /s/ John K. White                      By:  /s/ John R. Beever
     --------------------------------            -------------------------------
       John K. White, Director                   John R. Beever, Director

Date:    9/24/99                            Date:    9/24/99

By:  /s/ Albert M. Copp                     By:  /s/ Gilbert D. Marsiglia, Sr.
     --------------------------------            -------------------------------
       Albert M. Copp, Director                  Gilbert D. Marsiglia, Sr.,
                                                   Director

Date:    9/24/99                            Date:    9/24/99

By:  /s/Jay H. Salkin                       By:  /s/ G. Scott Barhight
     --------------------------------            -------------------------------
       Jay H. Salkin, Director                   G. Scott Barhight, Director

Date:    9/24/99                            Date:    9/24/99