Form 10QSB
period 1999-09-30
WYMAN PARK BANCORPORATION INC
filed 1999-11-10
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly Report  Pursuant to Section 13 or 15(d) of the Securities
 -------     Exchange Act of 1934

             For the quarterly period ended September 30, 1999

 ------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 4, 1999, the issuer had 905,926 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X

                                    Contents

Part I.   Financial Information                                             Page
          ---------------------                                             ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          September 30, 1999 and June 30, 1999.........................       2

          Consolidated Statements of Operations for the Three Month
          Periods Ended September 30, 1999 and 1998....................       3

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended September 30, 1999 and 1998....................       4

          Notes to Consolidated Financial Statements...................     5-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................    8-12

Part II.  Other Information
          -----------------

Item 1.  Legal Proceedings.............................................      13

Item 2.  Changes in Securities.........................................      13

Item 3.  Defaults Upon Senior Securities...............................      13

Item 4.  Submission of Matters to a Vote of Security Holders...........      13

Item 5.  Other Information.............................................      13

Item 6.  Exhibits and Reports on Form 8-K..............................      13

Signatures.............................................................      14

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                               September 30,              June 30,
                                                                    1999                    1999
                                                                    ----                    ----
                                                                 (Unaudited)
         Assets
         ------

Cash and noninterest bearing deposits                         $     532,555            $     346,756
Interest bearing deposits in other banks                          3,111,832                7,068,548
Federal funds sold                                                1,861,124                4,685,426
                                                              -------------            -------------
Total cash and cash equivalents                                   5,505,511               12,100,730
Loans receivable, net                                            58,389,229               56,839,675
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $208,557 (9/99)
  and $217,971 (6/99)                                               207,548                  216,663
Federal Home Loan Bank of Atlanta stock, at cost                    508,500                  508,500
Accrued interest receivable                                         292,212                  292,175
Ground rents owned, at cost                                         122,600                  122,600
Property and equipment, net                                         144,667                  155,281
Federal and state income taxes receivable                                 -                   13,688
Deferred tax asset                                                  189,020                  189,020
Prepaid expenses and other assets                                    92,861                   92,056
                                                             --------------            -------------
Total Assets                                                    $65,452,148              $70,530,388
                                                             --------------            -------------

         Liabilities & Stockholders' Equity
         ---------------------------------

Liabilities:
Demand deposits                                                $  5,764,669             $  5,803,776
Money market and NOW accounts                                    12,082,075               12,169,347
Time deposits                                                    38,520,493               40,035,036
                                                             --------------             ------------
Total deposits                                                   56,367,237               58,008,159
Borrowings                                                                -                2,650,000
Advance payments by borrowers for taxes,
  insurance and ground rents                                        331,744                1,278,634
Accrued interest payable on savings deposits                         20,943                   20,148
Accrued interest on borrowings                                            -                    5,038
Federal and state income taxes payable                               46,492                      727
Accrued expenses and other liabilities                              566,231                  538,375
                                                             --------------             ------------
Total liabilities                                                57,332,647               62,501,081

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                          10,117                  10,117
Additional paid-in capital                                        3,959,985               3,959,985
Contra equity - Employee Stock Ownership Plan (ESOP)               (632,420)               (632,420)
Retained earnings, substantially restricted                       5,981,583               5,891,389
Treasury Stock; 105,787 shares, at cost at
  September 30, 1999                                             (1,199,764)             (1,199,764)
                                                             --------------             ------------
Total stockholders' equity                                        8,119,501               8,029,307
                                                             --------------             ------------
Total liabilities and stockholders' equity                      $65,452,148             $70,530,388
                                                             --------------             -----------
See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)


                                                  For the Three Months
                                                   Ended September 30,
                                                   1999           1998
                                                   ----           ----

Interest and fees on loans receivable          $1,063,714        $1,190,661
Interest on mortgage-backed securities              3,420             4,669
Interest on investment securities                       -                 -
Interest on other investments                     103,244           117,125
                                               ----------        ----------
  Total interest income                        $1,170,378        $1,312,455
                                               ----------        ----------

Interest on savings deposits                   $  653,808        $  672,356
Interest on Federal Home Loan Bank
  of Atlanta advances                                   -                 -
Interest on borrowed money                          3,084                 -
Interest on escrow deposits                           835               824
                                               ----------        ----------
  Total interest expense                       $  657,727        $  673,180

 Net interest income before provision
   for loan losses                                512,651           639,275
Provision for loan losses                               -             2,000
                                               ----------        ----------
  Net interest income                          $  512,651        $  637,275
                                               ----------        ----------

Other Income
------------
  Loan fees and service charges                $   18,724        $   16,263
  Gain on sales of loans receivable                     -             6,347
  Other                                             4,276            10,875
                                               ----------        ----------
    Total other income                         $   23,000        $   33,485
                                               ----------        ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits               $  229,598        $  185,880
  Occupancy costs                                  24,310            24,352
  Professional services                            22,070            10,879
  Federal deposit insurance premiums                8,434             8,341
  Furniture and fixtures depreciation
    and maintenance                                13,135            12,365
  Data processing                                  20,301            21,332
  Advertising                                       9,783             8,848
  Franchise and other taxes                        11,271            11,179
  Other                                            46,533            49,293
                                               ----------        ----------
    Total noninterest expenses                 $  385,435        $  332,469

Income before tax provision                       150,216           338,291

Provision for income taxes                         60,021           131,020
                                               ----------        ----------
    Net Income                                 $   90,195        $  207,271
                                               ----------        ----------

    Net income per share, basic                     $0.11             $0.22

    Net income per share, diluted                   $0.11             $0.22


See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended September 30,
                                                                              --------------------------------
                                                                                     1999            1998
                                                                                     ----            ----
Cash Flows from operating activities
------------------------------------
  Net income                                                                    $       90,195   $    207,271
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                  12,759         13,872
         Provision for loan losses                                                           -          2,000
         Amortization of loan fees                                                     (16,638)       (24,551)
         Gain on sales of loans receivable                                                   -         (6,347)
         Loans originated for sale                                                           -       (697,800)
         Proceeds from loans originated for sale                                             -        704,147
         Increase in accrued interest receivable                                           (37)        (9,396)
         (Increase) decrease in prepaid expenses and other assets                         (805)         1,272
         Increase in accrued expenses and other liabilities                             27,856         15,931
         Decrease in federal and state income taxes receivable                          13,688            130
         Increase (decrease) in federal and state income taxes payable                  45,765       (183,110)
         Increase in accrued interest payable on
          savings deposits                                                                 795          3,844
         Decrease in accrued interest payable on savings deposits                       (5,038)             -
                                                                                --------------   ------------
Net cash provided by operating activities                                              168,540         27,263

Cash flows from investing activities
------------------------------------
  Net increase in loans receivable                                                  (1,032,919)      (243,766)
  Purchase of loan participations                                                     (500,000)       (70,309)
  Mortgage-backed securities principal repayments                                        9,115         17,227
  Purchases of property and equipment                                                   (2,145)          (400)
                                                                                --------------   ------------
 Net cash used in investing activities                                              (1,525,949)      (297,248)

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                                       (1,640,921)     2,880,473
  Net decrease in checks outstanding in excess of bank balance                               -        (13,931)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                             (946,889)    (1,020,130)
  Decrease in borrowings                                                            (2,650,000)
  Cash used for repurchase of common stock                                                   -       (298,152)
                                                                                --------------   ------------
Net cash provided by (used in) financing activities                                 (5,237,810)     1,548,260

Net increase (decrease) in cash and cash equivalents                              $ (6,595,219)    $1,278,275

Cash and cash equivalents at beginning of period                                    12,100,730      6,848,123
                                                                                --------------   ------------
Cash and cash equivalents at end of period                                        $  5,505,511     $8,126,398
                                                                                --------------   ------------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                            $    657,728     $  674,351
  Income taxes paid                                                               $        569     $  314,359

See accompanying notes to financial statements.

                WYMAN PARK BANCORPORATION, INC. AND SUBSIDIARIES
                              LUTHERVILLE, MARYLAND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   WYMAN PARK BANCORPORATION, INC.

Wyman Park Bancorporation, Inc. (the "Company") is the holding company of Wyman Park Federal Savings & Loan Association ("Association"), which converted from mutual to stock form ("Stock Conversion") on January 5, 1998. All references to the Company prior to January 5, 1998, except where otherwise indicated are to the Association. The Company's common stock began trading on the OTC Electronic Bulletin Board on January 7, 1998 under the symbol "WPBC".

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 3:  CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the diluted effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months ended September 30, 1999 and 1998 as follows:

                                        Three Months Ended    Three Months Ended
                                        September 30, 1999    September 30, 1998
                                        ------------------    ------------------

Net income                                  $  90,195             $207,271
Weighted average shares
  Outstanding basic EPS                       815,949              938,830
Diluted items
  Stock options                                33,005                    -
Adjusted weighted average shares used
  for diluted EPS                             848,954              938,830


NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

The following table presents the Association's capital position based on the September 30, 1999 financial statements.

                                                                           To Be Well
                                                                        Capitalized Under
                                                     For Capital        Prompt Corrective
                            Actual               Adequacy Purposes      Action Provisions
                    ---------------------        -----------------   ---------------------
                        Amount     Ratio         Amount    Ratio     Amount        Ratio
                        ------     -----         ------    -----     ------        -----
Total Capital (to
 Risk Weighted
 Assets)            $  7,214,805    19.8%       $2,909,085   8.0%    $3,636,357     10.0%
Tier I capital (to
 Risk Weighted
 Assets)               6,932,205    19.1%        1,454,543   4.0%     2,181,814      6.0%
Tier 1 Capital (to
 Average Assets)       6,932,205    10.6%        2,618,225   4.0%     3,272,781      5.0%

NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

FASB statement on Accounting for Derivative Instruments and Hedging Activities - In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137, which standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, is not expected to materially affect the Company's financial position or its results of operations.

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

The Company's data processing is performed by a service provider. Other support software, computer hardware and environmental controls, such as HVAC and alarm systems, utilized in-house is under maintenance agreements with third party vendors, consequently the Company is very dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been part of a national testing of its service provider, and following the testing, the service provider has stated that their system is Year 2000 qualified. All software applications considered mission critical have been tested and are year 2000 qualified. Other support software, although not considered mission critical is being tested and Year 2000 qualified as vendors provide upgrades and instructions for testing. Environmental controls do not utilize date driven computer chips, and present no year 2000 risk.

The Company has developed a detailed Business Resumption and Contingency Plan. In the event that the Company can not function normally on the first business day of the year 2000, the plan outlines contingency planning for both environmental and operational failures related to the year 2000. The Company has contracted with its service provider to reserve a seat at a disaster recovery site, in the worse case event that the Company does not have electrical power on the first business day of the year 2000, or for any extended period. The Company will also have year end reports from its service provider, and can function manually for a limited time, using year-end balances. The Company has determined that although more labor intense, functions performed by support software can be performed manually, if necessary. The Company previously identified certain hardware and equipment that was not Year 2000 compliant. This hardware and equipment has been replaced and the related capital expenditures totaled approximately $12,000.00 and were included in the 1999 fiscal year results. Expenses related to Year 2000 are not expected to have a significant impact on the Company's financial position.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE 30, 1999

The Company's assets decreased $5.0 million or 7.1% to $65.5 million at September 30, 1999 from $70.5 million at June 30, 1999. Cash and cash equivalents decreased $6.6 million or 54.5% to $5.5 million at September 30, 1999 from $12.1 million at June 30, 1999, primarily as a result of the payoff of borrowings and a decrease in savings deposits. Net loans receivable increased $1.6 million or 2.8% to $58.4 million at September 30, 1999 from $56.8 million at June 30, 1999. The $1.6 million increase in net loans receivable was primarily the result of an increase of $800,000 in residential real estate loans, an increase of $300,000 in consumer loans, an increase of $300,000 in commercial real estate loans and an increase of $100,000 in commercial non-real estate loans. Savings deposits decreased $1.6 million or 2.8% to $56.4 million at September 30, 1999 from $58.0 million at June 30, 1999. The Company's stockholders' equity increased $90,000 or 1.1% to $8.1 million at September 30, 1999 from $8.0 million at June 30, 1999, as a result of net income of $90,000 for the quarter ended September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Net Income

The Company reported net income of $90,000 for the quarter ended September 30, 1999 compared to $207,000 for the quarter ended September 30, 1998. The $117,000 decline in net income was primarily due to a decrease in net interest income of $126,000, and an increase in noninterest expense of $53,000, partially offset by a decrease in income tax expense of $71,000.

Interest Income

Total interest income decreased by $142,000 or 10.8% to $1.2 million for the quarter ended September 30, 1999 from $1.3 million for the quarter ended September 30, 1998. The decrease in total interest income for the comparable three months periods was due to a decrease of $5.3 million in the average balance of interest-earning assets to $65.0 million from $70.3 million, and a decrease of 28 basis points in the average yield on interest-earning assets to 7.20% from 7.48%.

The decrease in the average balance of interest-earning assets as compared to the three months ended September 30, 1998 is due to a decrease in average loans receivable and also a decrease in federal funds sold, as a result of loan payoffs and use of cash to fund the Company's return of capital distribution.

Interest Expense

Total interest expense decreased by $15,000 or 2.2% to $658,000 for the quarter ended September 30, 1999 from $673,000 for the quarter ended September 30, 1998. The decrease in total interest expense for the comparable three months periods was due to a decrease of 21 basis points in the average yield on interest-bearing liabilities to 4.61% from 4.82%, partially offset by an increase of $1.0 million in the average balance of interest-bearing liabilities to $56.8 million from $55.8 million.

The increase in the average balance of interest-bearing liabilities is due primarily to an increase of $1.0 million in average savings deposits as compared to the three months ended September 30, 1998.

Net Interest Income

The Company's net interest income decreased by $126,000 or 19.7% to $513,000 for the quarter ended September 30, 1999 from $639,000 for the quarter ended September 30, 1998. The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.5% from 125.9%. The Company's net yield on interest-earning assets decreased 47 basis points to 3.17% from 3.64%.

Provision For Loan Losses

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate.

Management maintains its allowance for loan losses at a level which it considers to be adequate to provide for loan losses based on volume, type of collateral and prior loan loss experience. During the three months ended September 30, 1999, the Company recorded no provision for loan losses compared to $2,000 for the three months ended September 30,1998. The Company's nonperforming loans as a percentage of loans receivable was 0.20% and 0.00% at September 30, 1999, and June 30, 1999, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income

Total noninterest income decreased by $10,000 or 30.3% to $23,000 for the quarter ended September 30, 1999 from $33,000 for the quarter ended September 30, 1998. The decrease in noninterest income was due to a decrease of $6,000 in gain on sales of loans receivable to $0 for the quarter ended September 30, 1999 from $6,000 for the quarter ended September 30, 1998, and a decrease of approximately $7,000 in miscellaneous operating income to $4,000 for the quarter ended September 30, 1999 from $11,000 for the quarter ended September 30, 1998.

Noninterest Expenses

Total noninterest expenses increased by $53,000 or 16.0% to $385,000 for the quarter ended September 30, 1999 from $332,000 for the quarter ended September 30,1998. The increase in noninterest expenses was primarily due to an increase in compensation and benefits expense of $44,000 or 23.7% to $230,000 for the quarter ended September 30,1999 from $186,000 for the quarter ended September 30, 1998. The decrease in compensation and benefits expense was primarily due to expenses related to the Company's Recognition and Retention Plan (RRP) in the amount of $19,000 and increases due to increased staff in the amount of $17,000 during the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998.

Liquidity and Capital Resources

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $8 million in advances. Management and the Board of Directors believe that the Company's liquidity is adequate. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1999, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $5.5 million.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments of approximately $2.4 million. Certificates of deposit which are scheduled to mature in less than one year at September 30, 1999 totaled $25.5 million. Historically, a high percentage of maturing deposits have remained with the Company.

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

The Company's primary uses of cash in investing activities during the three months ended September 30, 1999 were a net increase of $1.0 million in loans receivable, other than the purchase of loan participations of $500,000.

The Company's primary uses of cash in financing activities during the three months ended September 30, 1999 consisted of a net decrease of $2.7 million in borrowings, a net decrease of $1.6 million in savings deposits, and a decrease of $900,000 in advance payments by borrowers for taxes, insurance and ground rents.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         No matters were submitted to the stockholders during the quarter ended September 30, 1999.

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

                                   WYMAN PARK BANCORPORATION, INC.
                                   Registrant


Date:  November 10, 1999           /s/ Ernest A. Moretti
                                   ----------------------------------------
                                   Ernest A. Moretti
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 10, 1999           /s/ Ronald W. Robinson
                                   ----------------------------------------
                                   Ronald W. Robinson
                                   Treasurer
                                   (Principal Financial and Accounting Officer)