Form 10QSB
period 1999-12-31
WYMAN PARK BANCORPORATION INC
filed 2000-02-10
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934

            For the quarterly period ended December 31, 1999

_________   Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

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

                                 (410)-252-6450
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of February 10, 2000, the issuer had 905,926 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            ----

                                    CONTENTS

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          December 31, 1999 and June 30, 1999............................      2

          Consolidated Statements of Operations for the Three Month and Six
          Month Period ended December 31, 1999 and 1998..................      3

          Consolidated Statements of Cash Flows for the Six Month
          Periods Ended December 31, 1999 and 1998.......................      4

          Notes to Consolidated Financial Statements.....................    5-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   8-12


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings...............................................     13

Item 2.  Changes in Securities and Use of Proceeds.......................     13

Item 3.  Defaults Upon Senior Securities.................................     13

Item 4.  Submission of Matters to a Vote of Security Holders.............     13

Item 5.  Other Information...............................................     13

Item 6.  Exhibits and Reports on Form 8-K................................     13

SIGNATURES...............................................................     14

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                       December 31,       June 30,
                                                           1999             1999
                                                       ------------       --------
                                                       (Unaudited)

         Assets
         ------
Cash and noninterest bearing deposits                  $    729,688    $    346,756
Interest bearing deposits in other banks                    500,089       7,068,548
Federal funds sold                                        1,322,845       4,685,426
                                                       ------------    ------------
Total cash and cash equivalents                           2,552,622      12,100,730
Loans receivable, net                                    60,984,250      56,839,675
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $193,606 (12/99)
  and $217,971 (6/99)                                       192,670         216,663
Federal Home Loan Bank of Atlanta stock, at cost            508,500         508,500
Accrued interest receivable                                 284,290         292,175
Ground rents owned, at cost                                 122,600         122,600
Property and equipment, net                                 133,868         155,281
Federal and state income taxes receivable                        --          13,688
Deferred tax asset                                          218,040         189,020
Prepaid expenses and other assets                            58,106          92,056
                                                       ------------    ------------
Total Assets                                           $ 65,054,946    $ 70,530,388
                                                       ------------    ------------

           Liabilities & Stockholders' Equity
           ----------------------------------

Liabilities:
Demand deposits                                        $  5,603,292    $  5,803,776
Money market and NOW accounts                            11,759,017      12,169,347
Time deposits                                            38,173,606      40,035,036
                                                       ------------    ------------
Total deposits                                           55,535,915      58,008,159
Borrowings                                                       --       2,650,000
Advance payments by borrowers for taxes,
  insurance and ground rents                                666,807       1,278,634
Accrued interest payable on savings deposits                 19,710          20,148
Accrued interest on borrowings                                   --           5,038
Federal and state income taxes payable                           --             727
Accrued expenses and other liabilities                      599,714         538,375
                                                       ------------    ------------
Total liabilities                                        56,822,146      62,501,081

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                3,959,985       3,959,985
Contra equity - Employee Stock Ownership Plan (ESOP)       (632,420)       (632,420)
Retained earnings, substantially restricted               6,094,882       5,891,389
Treasury Stock; 105,787 shares, at cost at
  December 31, 1999                                      (1,199,764)     (1,199,764)
                                                       ------------    ------------
Total stockholders' equity                                8,232,800       8,029,307
                                                       ------------    ------------

Total liabilities and stockholders' equity             $ 65,054,946    $ 70,530,388
                                                       ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)

                                               For the Six Months      For the Three Months
                                               Ended December 31,       Ended December 31,
                                              1999             1998      1999         1998
                                              ----             ----      ----         ----

Interest and fees on loans receivable       $2,167,573   $2,358,417   $1,103,859   $1,167,756
Interest on mortgage-backed securities           6,524        9,156        3,104        4,487
Interest on other investments                  155,642      238,787       52,398      121,662
                                            ----------   ----------   ----------   ----------
  Total interest income                     $2,329,739   $2,606,360   $1,159,361   $1,293,905
                                            ----------   ----------   ----------   ----------

Interest on savings deposits                $1,277,148   $1,354,215   $  623,340   $  681,859
Interest on borrowed money                       3,084           --           --           --
Interest on escrow deposits                      1,143        1,374          308          550
                                            ----------   ----------   ----------   ----------
  Total interest expense                    $1,281,375   $1,355,589   $  623,648   $  682,409

Net interest income before provision
   for loan losses                           1,048,364    1,250,771      535,713      611,496
Provision for loan losses                           --        2,550           --          550
                                            ----------   ----------   ----------   ----------
  Net interest income                       $1,048,364   $1,248,221   $  535,713   $  610,946
                                            ----------   ----------   ----------   ----------

Other Income
------------
  Loan fees and service charges             $   45,189   $   33,482   $   26,465   $   17,219
  Gain on sales of loans receivable                 --       38,020           --       31,673
  Other                                          6,450       15,936        2,174        5,061
                                            ----------   ----------   ----------   ----------
    Total other income                      $   51,639   $   87,438   $   28,639   $   53,953
                                            ----------   ----------   ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits            $  435,038   $  388,696   $  205,440   $  202,816
  Occupancy costs                               45,925       47,926       21,615       23,574
  Professional services                         49,367       35,615       27 297       24,736
  Federal deposit insurance premiums            17,125       16,328        8,691        7,987
  Furniture and fixtures depreciation and
    maintenance                                 26,353       25,113       13,218       12,749
  Data processing                               43,228       36,909       22,927       15,577
  Advertising                                   30,449       22,799       20,666       13,951
  Franchise and other taxes                     21,233       22,981        9,962       11,802
  Other                                         96,771      107,434       50,238       58,140
                                            ----------   ----------   ----------   ----------
    Total noninterest expenses              $  765,489   $  703,801   $  380,054   $  371,332

Income before tax provision                    334,514      631,858      184,298      293,567

Provision for income taxes                     131,021      247,720       71,000      116,700
                                            ----------   ----------   ----------   ----------

    Net Income                              $  203,493   $  384,138   $  113,298   $  176,867
                                            ----------   ----------   ----------   ----------
    Basic net income per share              $     0.26   $     0.42   $     0.15   $     0.20
    Diluted net income per share            $     0.25   $     0.42   $     0.14   $     0.20

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended December 31,
                                                                 -----------------------------
                                                                       1999            1998
                                                                       ----            ----
Cash Flows from operating activities
------------------------------------
  Net income                                                     $    203,493    $    384,138
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                 25,684          27,256
         Provision for loan losses                                         --           2,550
         Amortization of loan fees                                    (29,700)        (48,330)
         Gain on sales of loans receivable                                 --         (38,020)
         Loans originated for sale                                         --      (3,192,400)
         Proceeds from loans originated for sale                           --       3,230,420
         Decrease in accrued interest receivable                        7,885          48,963
         Decrease in prepaid expenses  and other assets                33,950          21,833
         Increase in accrued expenses and other liabilities            61,339          59,616
         Increase in deferred tax asset                               (29,020)             --
         Decrease in federal and state income taxes receivable         13,688             130
         Decrease in federal and state income taxes payable              (727)       (270,621)
         Increase (decrease)in accrued interest payable on
           savings deposits                                              (438)          2,826
         Decrease in accrued interest payable on borrowings            (5,038)             --
                                                                 ------------    ------------
Net cash provided by operating activities                             281,116         228,361

Cash flows from investing activities
------------------------------------
  Proceeds from sale of ground rents                                       --           3,620
  Net (increase) decrease in loans receivable                      (3,614,875)      1,696,711
  Purchase of loan participations                                    (500,000)        (97,851)
  Mortgage-backed securities principal repayments                      23,993          34,311
  Purchases of property and equipment                                  (4,271)         (5,129)
                                                                 ------------    ------------
 Net cash used in investing activities                             (4,095,153)      1,631,662

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                      (2,472,244)      3,595,474
  Net decrease in checks outstanding in excess of bank balance             --        (143,430)
  Decrease in borrowings                                           (2,650,000)             --
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                            (611,827)       (653,355)
  Cash used for repurchase of common stock                                 --        (571,365)
                                                                 ------------    ------------
Net cash provided by (used in) financing activities                (5,734,071)      2,227,324

Net increase (decrease) in cash and cash equivalents             $ (9,548,108)   $  4,087,347
Cash and cash equivalents at beginning of period                   12,100,730       6,848,123
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $  2,552,622    $ 10,935,470
                                                                 ------------    ------------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds           $  1,281,375    $  1,358,934

  Income taxes paid                                              $    152,576    $    518,570

See accompanying notes to financial statements.

                WYMAN PARK BANCORPORATION, INC. AND SUBSIDIARIES
                              LUTHERVILLE, MARYLAND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:       WYMAN PARK BANCORPORATION, INC.

Wyman Park Bancorporation, Inc. (the "Company") is the holding company of Wyman Park Federal Savings & Loan Association ("Association"), which converted from mutual to stock form ("Stock Conversion") and became the wholly owned subsidiary of the Company on January 5, 1998. All references to the Company prior to January 5, 1998, except where otherwise indicated are to the Association. The Company's common stock began trading on the OTC Electronic Bulletin Board on January 7, 1998 under the symbol "WPBC".

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

NOTE 2:       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 3:       CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:       EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and six months ended December 31, 1999 and 1998 as follows:

                                    Three Months Ended     Six Months Ended
                                        December 31,         December  31,
                                       1999     1998        1999      1998
                                    ----------------     ------------------

Net income                           $113,299  $176,867  $203,493  $384,138
Weighted average shares
  Outstanding basic EPS               768,692   907,624   783,316   923,970
Dilutive items
  Stock options                        32,417        --    32,614        --
  Unvested stock awards                 2,309        --     2,359        --
Adjusted weighted average shares
  Outstanding used for diluted EPS    803,418   907,624   818,289   923,970

NOTE 5:       REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the December 31, 1999 financial statements.

                                                                                      To Be Well
                                                                                   Capitalized Under
                                                             For Capital           Prompt Corrective
                                   Actual                 Adequacy Purposes        Action Provisions
                         ------------------------       -------------------     ----------------------
                            Amount         Ratio         Amount     Ratio        Amount       Ratio
                            ------         -----         ------     -----        ------       -----
Total Capital (to
 Risk Weighted
 Assets)                $  7,331,059       19.6%        $2,996,679   8.0%       $3,745,849     10.0%
Tier I capital (to
 Risk Weighted
 Assets)                   7,048,459       18.8%         1,498,340   4.0%        2,247,509      6.0%
Tier 1 Capital (to
 Average Assets)           7,048,459       10.8%         2,602,463   4.0%        3,253,079      5.0%

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

IMPACT OF THE YEAR 2000

The Company had conducted a comprehensive review of its environment and computer systems to identify any potential risk associated with the Year 2000, and had developed an implementation plan to address the issues.

Certain hardware and equipment that was not Year 2000 compliant was replaced and the related capital expenditures totaling approximately $12,000.00 were included in the 1999 fiscal year results. The Company did not incur any material expenses related to the Year 2000 problem during the six months ended December 31, 1999. The Company did not experience any operational difficulties related to the onset of the Year 2000.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE 30, 1999

The Company's assets decreased $5.4 million or 7.7% to $65.1 million at December 31, 1999 from $70.5 million at June 30, 1999. Cash and cash equivalents decreased $9.5 million or 78.5% to $2.6 million at December 31, 1999 from $12.1 million at June 30, 1999, primarily as a result of the funding of an increase in net loans receivables, the payoff of borrowings and a decrease in savings deposits. Net loans receivable increased $4.2 million or 7.4% to $61.0 million at December 31, 1999 from $56.8 million at June 30, 1999, as the Association originated adjustable rate and commercial loans for its own portfolio rather than for sale. The $4.2 million increase in net loans receivable was primarily the result of an increase of $2.8 million in residential real estate loans, an increase of $1.0 million in commercial real estate loans and an increase of $300,000 in commercial non-real estate loans. Savings deposits decreased $2.5 million or 4.3% to $55.5 million at December 31, 1999 from $58.0 million at June 30, 1999. The Company's stockholders' equity increased $200,000 or 2.5% to $8.2 million at December 31, 1999 from $8.0 million at June 30, 1999, as a result of net income of $203,000 for the six months ended December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net Income
----------

The Company reported net income of $113,000 for the quarter ended December 31, 1999 compared to $177,000 for the quarter ended December 31, 1998. The $64,000 decline in net income was primarily due to a decrease in net interest income of $75,000, and a decrease in other income of $25,000, partially offset by a decrease in income tax expense of $46,000.

The Company's net income for the six months ended December 31, 1999 was $203,000 compared to $384,000 for the six months ended December 31, 1998. The $181,000 decrease in net income was primarily due to a decrease in net interest income of $203,000, a decrease in other income of $35,000 and an increase in noninterest expense of $61,000, partially offset by a decrease in income tax expense of $117,000.

Interest Income
---------------

Total interest income decreased by $135,000 or 10.4% to $1,159,000 for the quarter ended December 31, 1999 from $1,294,000 for the quarter ended December 31, 1998. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of $8.1 million in the average balance of interest-earning assets to $63.5 million from $71.6 million.

Total interest income decreased by $276,000 or 10.6% to $2,330,000 for the six months ended December 31, 1999 from $2,606,000 for the six months ended December 31, 1998.

The decrease in total interest income for the comparable six months periods was due to a decrease of $6.6 million in the average balance of interest-earning assets to $64.3 million from $70.9 million and a decrease of 10 basis points in the average yield on interest-earning assets from 7.35% to 7.25%.

The decrease in the average balance of interest-earning assets was due primarily to a decrease in federal funds sold, as a result of the use of cash to fund the Company's return of capital distribution in June, 1999 and a decline in savings deposits.

Interest Expense
----------------

Total interest expense decreased by $58,000 or 8.5% to $624,000 for the quarter ended December 31, 1999 from $682,000 for the quarter ended December 31, 1998. The decrease in total interest expense for the comparable three months periods was due to a decrease of 28 basis points in the average yield on interest-bearing liabilities to 4.49% from 4.77%, as well as a decrease of $1.7 million in the average balance of interest-bearing liabilities to $55.5 million from $57.2 million.

Total interest expense decreased by $75,000 or 5.5% to $1,281,000 for the six months ended December 31, 1999 from $1,356,000 for the six months ended December 31, 1998. The decrease in total interest expense for the comparable six months periods was due to a decrease of 25 basis points in the average yield on interest bearing liabilities to 4.55% from 4.80% accompanied by a decrease of $300,000 in the average balance of interest bearing liabilities to $56.2 million from $56.5 million.

The decrease in the average balance of interest-bearing liabilities is due to a decrease in average savings deposits for the three and six months comparable periods.

Net Interest Income
-------------------

The Company's net interest income decreased by $75,000 or 12.3% to $536,000 for the quarter ended December 31, 1999 from $611,000 for the quarter ended December 31, 1998. The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.3% from 125.2%, as the Company used federal funds at the end of fiscal year 1999 to fund the return of capital distribution. The Company's net yield on interest-earning assets decreased 5 basis points to 3.37% from 3.42%.

The Company's net interest income decreased by $203,000 or 16.2% to $1,048,000 for the six months ended December 31, 1999 from $1,251,000 for the six months ended December 31, 1998. The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.4% from 125.6%. The Company's net yield on interest-earning assets decreased by 25 basis points to 3.27% from 3.52%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the six months ended December 31, 1999, the Company recorded no provision for loan losses compared to $2,550 for the six months ended December 31,1998. The Company's nonperforming loans as a percentage of loans receivable was 0.19% and 0.00% at December 31, 1999, and June 30, 1999, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income decreased by $25,000 or 46.3% to $29,000 for the quarter ended December 31, 1999 from $54,000 for the quarter ended December 31, 1998. The decrease in noninterest income was due primarily to a decrease of $32,000 in gain on sales of loans receivable to $0 for the quarter ended December 31, 1999 from $32,000 for the quarter ended December 31, 1998.

Total noninterest income decreased by $35,000 or 40.2% to $52,000 for the six months ended December 31, 1999 from $87,000 for the six months ended December 31, 1998. The decrease in noninterest income was due primarily to a decrease of $38,000 in gain on sales of loans receivable to $0 for the six months ended December 31, 1999 from $38,000 for the six months ended December 31, 1998.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $9,000 or 2.4% to $380,000 for the quarter ended December 31, 1999 from $371,000 for the quarter ended December 31,1998. The increase in noninterest expenses was primarily due to an increase in data processing expense of $7,000 or 43.8% to $23,000 for the quarter ended December 31,1999 from $16,000 for the quarter ended December 31, 1998. The increase in data processing costs was due to system enhancements initiated by the Company's third party processor.

Total noninterest expenses increased by $61,000 or 8.7% to $765,000 for the six months ended December 31, 1999 from $704,000 for the six months ended December 31, 1998. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits expense of $46,000 or 11.8% to $435,000 for the six months ended December 1999 from $389,000 for the six months ended December 31, 1998. Also, professional services increased $13,000 or 36.1% to
$49,000 for the six months ended December 31, 1999 from $36,000 for the six months ended December 31, 1998. The increase in salaries and employee benefits expense was primarily due to expenses related to the Company's Recognition and Retention Plan (RRP). The increase in professional services was due to increased legal and auditing fees.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $8 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1999, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $2.6 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $4.2 million as of December 31, 1999.

The Company's principal sources of funds are deposits, loan repayments and prepayments, and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at December 31, 1999 totaled $23.9 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary uses of cash in investing activities during the six months ended December 31, 1999 were a net increase of $3.6 million in loans receivable, in addition to the purchase of loan participations of $500,000.

The Company's primary uses of cash in financing activities during the six months ended December 31, 1999 consisted of a net decrease of $2.7 million in borrowings, a net decrease of $2.5 million in savings deposits, and a decrease of $600,000 in advance payments by borrowers for taxes, insurance and ground rents.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) On October 20, 1999, Wyman Park Bancorporation, Inc. (the "Company") held its Annual Meeting of Stockholders.

         (b)  Not Applicable

         (c)  Stockholders voted on the following matters:

              (i)  The election of the following three directors of the Company;

                        Votes:                          For          Withheld
                        ------                          ---          --------

                        G. Scott Barhight              864,398            50
                        Ernest A. Moretti              862,998         1,450
                        John K. White                  863,398         1,050

         As a result, G. Scott Barhight, Ernest A. Moretti and John K. White were elected directors for terms to expire in 2002. There were no abstentions or broker non votes.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  The following exhibit is filed as part of this Form 10QSB:
                  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WYMAN PARK BANCORPORATION, INC.
                                   Registrant


Date:  February 10, 2000           /s/ Ernest A. Moretti
                                   -----------------------------------
                                   Ernest A. Moretti
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  February 10, 2000           /s/ Ronald W. Robinson
                                   -----------------------------------
                                   Ronald W. Robinson
                                   Treasurer
                                   (Principal Financial and Accounting Officer)