Form 10QSB
period 2000-03-31
WYMAN PARK BANCORPORATION INC
filed 2000-05-10
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

      For the quarterly period ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                      ---

As of May 10, 2000, the issuer had 905,926 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            ----

                                    CONTENTS
                                    --------

PART I.   FINANCIAL INFORMATION                                            PAGE
          ---------------------                                            ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          March 31, 2000 and June 30, 1999..............................       2

          Consolidated Statements of Operations for the Three Month and Nine
          Month Period ended March 31, 2000 and 1999....................       3

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended March 31, 2000 and 1999.........................       4

          Notes to Consolidated Financial Statements....................     5-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    8-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      13

Item 2.  Changes in Securities and Use of Proceeds......................      13

Item 3.  Defaults Upon Senior Securities................................      13

Item 4.  Submission of Matters to a Vote of Security Holders............      13

Item 5.  Other Information..............................................      13

Item 6.  Exhibits and Reports on Form 8-K...............................      13

SIGNATURES..............................................................      14

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                           March 31,       June 30,
                                                             2000            1999
                                                           ---------       --------
                                                          (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                  $    239,301    $    346,756
Interest bearing deposits in other banks                    996,289       7,068,548
Federal funds sold                                          809,737       4,685,426
                                                       ------------    ------------
Total cash and cash equivalents                           2,045,327      12,100,730
Loans receivable, net                                    62,954,083      56,839,675
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $185,782 (3/00)
  and $217,971 (6/99)                                       182,367         216,663
Federal Home Loan Bank of Atlanta stock, at cost            508,500         508,500
Accrued interest receivable                                 310,640         292,175
Ground rents owned, at cost                                 122,600         122,600
Property and equipment, net                                 122,661         155,281
Federal and state income taxes receivable                    29,020          13,688
Deferred tax asset                                          189,020         189,020
Prepaid expenses and other assets                            65,069          92,056
                                                       ------------    ------------
Total Assets                                           $ 66,529,287    $ 70,530,388
                                                       ------------    ------------

           Liabilities & Stockholders' Equity
           ----------------------------------

Liabilities:
Demand deposits                                        $  5,409,621    $  5,803,776
Money market and NOW accounts                             9,855,993      12,169,347
Time deposits                                            39,261,659      40,035,036
                                                       ------------    ------------
Total deposits                                           54,527,273      58,008,159
Checks outstanding in excess of bank balance                 33,352              --
Borrowings                                                2,000,000       2,650,000
Advance payments by borrowers for taxes,
  insurance and ground rents                                999,680       1,278,634
Accrued interest payable on savings deposits                 18,410          20,148
Accrued interest on borrowings                                8,140           5,038
Federal and state income taxes payable                        3,000             727
Accrued expenses and other liabilities                      516,304         538,375
                                                       ------------    ------------
Total liabilities                                        58,106,159      62,501,081

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                4,035,652       3,959,985
Contra equity - Employee Stock Ownership Plan (ESOP)       (632,420)       (632,420)
Retained earnings, substantially restricted               6,209,543       5,891,389
Treasury Stock; 105,787 shares, at cost at
  March 31, 2000                                         (1,199,764)     (1,199,764)
                                                       ------------    ------------
Total stockholders' equity                                8,423,128       8,029,307
                                                       ------------    ------------

Total liabilities and stockholders' equity             $ 66,529,287    $ 70,530,388
                                                       ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)

                                               For the Nine Months      For the Three Months
                                                 Ended March 31,           Ended March 31,
                                               2000          1999         2000        1999
                                               ----          ----         ----        ----
Interest and fees on loans receivable       $3,320,078   $3,470,934   $1,152,505   $1,112,517
Interest on mortgage-backed securities           9,467       13,271        2,943        4,115
Interest on other investments                  203,101      385,026       47,459      146,239
                                            ----------   ----------   ----------   ----------
  Total interest income                     $3,532,646   $3,869,231   $1,202,907   $1,262,871
                                            ----------   ----------   ----------   ----------

Interest on savings deposits                $1,903,452   $2,015,185   $  626,304   $  660,970
Interest on borrowed money                      21,437           --       18,353           --
Interest on escrow deposits                      2,073        2,467          930        1,093
                                            ----------   ----------   ----------   ----------
  Total interest expense                    $1,926,962   $2,017,652   $  645,587   $  662,063

 Net interest income before provision
   for loan losses                           1,605,684    1,851,579      557,320      600,808
Provision for loan losses                        2,400        2,550        2,400           --
                                            ----------   ----------   ----------   ----------
  Net interest income                       $1,603,284   $1,849,029   $  554,920   $  600,808
                                            ----------   ----------   ----------   ----------

Other Income
------------
  Loan fees and service charges             $   66,693   $   50,767   $   21,504   $   17,285
  Gain on sales of loans receivable                 --       47,174           --        9,154
  Other                                          9,337       21,546        2,887        5,610
                                            ----------   ----------   ----------   ----------
Total other income                          $   76,030   $  119,487   $   24,391   $   32,049
                                            ----------   ----------   ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits            $  655,674   $  629,438   $  220,636   $  240,742
  Occupancy costs                               69,688       71,989       23,763       24,063
  Professional services                         67,025       48,875       17,658       13,260
  Federal deposit insurance premiums            20,119       24,958        2,994        8,630
  Furniture and fixtures depreciation and
    maintenance                                 39,749       38,587       13,396       13,474
  Data processing                               62,141       58,287       18,913       21,378
  Advertising                                   53,018       33,470       22,569       10,671
  Franchise and other taxes                     37,428       41,554       16,195       18,573
  Other                                        152,297      163,099       55,526       55,665
                                            ----------   ----------   ----------   ----------
    Total noninterest expenses              $1,157,139   $1,110,257   $  391,650   $  406,456

Income before tax provision                    522,175      858,259      187,661      226,401

Provision for income taxes                     204,021      322,176       73,000       74,456
                                            ----------   ----------   ----------   ----------

    Net Income                              $  318,154   $  536,083   $  114,661   $  151,945
                                            ----------   ----------   ----------   ----------

    Basic net income per share                   $0.41        $0.59        $0.15        $0.17
    Diluted net income per share                 $0.39        $0.58        $0.15        $0.17

See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended March 31,
                                                                             ---------------------------
                                                                                 2000            1999
                                                                                 ----            ----
Cash Flows from operating activities
------------------------------------
  Net income                                                                $    318,154    $    536,083
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                            38,637          41,086
         Non-cash compensation under stock based benefit plan                     75,667          75,667
         Provision for loan losses                                                 2,400           2,550
         Amortization of loan fees                                               (54,017)        (66,187)
         Gain on sales of loans receivable                                            --         (47,174)
         Loans originated for sale                                                    --      (4,042,000)
         Proceeds from loans originated for sale                                      --       4,089,174
         (Increase) decrease in accrued interest receivable                      (18,465)         46,239
          (Increase) decrease in prepaid expenses  and other assets               26,987         (16,186)
        Increase (decrease) in accrued expenses and other liabilities            (22,071)         40,671
         (Increase) decrease in federal and state income taxes receivable        (15,332)            130
         Increase (decrease) in federal and state income taxes payable             2,273        (286,303)
         Increase (decrease)in accrued interest payable on
           savings deposits                                                       (1,738)          2,537
         Increase in accrued interest payable on borrowings                        3,102              --
                                                                            ------------    ------------
Net cash provided by operating activities                                        355,597         376,287

Cash flows from investing activities
------------------------------------
  Proceeds from sale of ground rents                                                  --           3,620
  Net (increase) decrease in loans receivable                                 (5,062,791)      3,033,549
  Purchase of loan participations                                             (1,000,000)       (235,506)
  Mortgage-backed securities principal repayments                                 34,296          53,821
  Purchases of property and equipment                                             (6,017)        (12,268)
                                                                            ------------    ------------
 Net cash used in investing activities                                        (6,034,512)      2,843,216

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                                 (3,480,886)      3,785,479
  Net increase (decrease) in checks outstanding in excess of
     bank balance                                                                 33,352        (137,246)
  Decrease in borrowings                                                        (650,000)             --
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                       (278,954)       (328,841)
  Repurchase of common stock                                                          --      (1,584,928)
                                                                            ------------    ------------
Net cash provided by (used in) financing activities                           (4,376,488)      1,734,464

Net increase (decrease) in cash and cash equivalents                        $(10,055,403)   $  4,953,967
Cash and cash equivalents at beginning of period                              12,100,730       6,848,123
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  2,045,327    $ 11,802,090
                                                                            ------------    ------------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                      $  1,926,962    $  2,023,465

  Income taxes paid                                                         $    222,376    $    608,620

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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 3: CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4: EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and nine months ended March 31, 2000 and 1999 as follows:

                                       Three Months Ended     Nine Months Ended
                                            March 31,            March  31,
                                         2000       1999      2000       1999
                                      -------------------   -------------------

Net income                            $114,661   $151,945   $318,154   $536,083
Weighted average shares
  Outstanding basic EPS                761,519    893,892    776,103    913,839
Dilutive items
  Stock options                         22,259     21,706     30,012      7,130
  Unvested stock awards                     --        551      1,359        181
Adjusted weighted average shares
   Outstanding used for diluted EPS    783,778    916,149    807,474    921,150

NOTE 5: REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the March 31, 2000 financial statements.

                                                                           To Be Well
                                                                        Capitalized Under
                                                    For Capital         Prompt Corrective
                             Actual              Adequacy Purposes      Action Provisions
                     --------------------     --------------------    --------------------
                       Amount       Ratio       Amount      Ratio       Amount      Ratio
                       ------       -----       ------      -----       ------      -----
Total Capital (to
 Risk Weighted
 Assets)             $7,519,359     19.6%     $3,062,551     8.0%     $3,828,188     10.0%
Tier I capital (to
 Risk Weighted
 Assets)              7,234,359     18.9%      1,531,275     4.0%      2,296,913      6.0%
Tier 1 Capital (to
 Average Assets)      7,234,359     10.9%      2,661,288     4.0%      3,326,610      5.0%

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30, 1999

The Company's assets decreased $4.0 million or 5.7% to $66.5 million at March 31, 2000 from $70.5 million at June 30, 1999. Cash and cash equivalents decreased $10.1 million or 83.5% to $2.0 million at March 31, 2000 from $12.1 million at June 30, 1999, primarily as a result of the funding of an increase in net loans receivables, less than $1.0 million decrease in borrowings and a decrease in savings deposits due to a highly competitive market for local deposits. Net loans receivable increased $6.2 million or 10.9% to $63.0 million at March 31, 2000 from $56.8 million at June 30, 1999, as the Association continued to originate adjustable rate and commercial loans for its own portfolio and is not currently originating fixed rate loans for its portfolio or for sale, due to current rising interest rate conditions. The $6.2 million increase in net loans receivable was primarily the result of an increase of $4.9 million in residential real estate loans, an increase of $1.0 million in commercial real estate loans and an increase of $300,000 in commercial non-real estate loans. Savings deposits decreased $3.5 million or 6.0% to $54.5 million at March 31, 2000 from $58.0 million at June 30, 1999. The Company's stockholders' equity increased $400,000 or 5.0% to $8.4 million at March 31, 2000 from $8.0 million at June 30, 1999, as a result of net income of $318,000 for the nine months ended March 31, 2000, and a decrease in contra equity of $76,000 for the annual distribution from the Company's Recognition and Retention Plan (RRP) to its key employees.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Net Income
----------

The Company reported net income of $115,000 for the quarter ended March 31, 2000 compared to $152,000 for the quarter ended March 31, 1999. The $37,000 decline in net income was primarily due to a decrease in net interest income of $44,000, and a decrease in other income of $8,000, partially offset by a decrease in noninterest expense of $14,000.

The Company's net income for the nine months ended March 31, 2000 was $318,000 compared to $536,000 for the nine months ended March 31, 1999. The $218,000 decrease in net income was primarily due to a decrease in net interest income of $246,000, a decrease in other income of $43,000 and an increase in noninterest expense of $47,000, offset by a decrease in income tax expense of $118,000.

Interest Income
---------------

Total interest income decreased by $60,000 or 4.8% to $1,203,000 for the quarter ended March 31, 2000 from $1,263,000 for the quarter ended March 31, 1999. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of $6.4 million in the average balance of interest-earning assets to $65.7 million from $72.1 million, partially offset by an increase of 31 basis points in the average yield on interest-earning assets to 7.32% from 7.01%.

Total interest income decreased by $336,000 or 8.7% to $3,533,000 for the nine months ended March 31, 2000 from $3,869,000 for the nine months ended March 31, 1999. The decrease in total interest income for the comparable nine months periods was due to a decrease of $6.0 million in the average balance of interest-earning assets to $65.3 million from $71.3 million.

The decrease in the average balance of interest-earning assets was due primarily to a decrease in federal funds sold, as a result of the use of cash to fund the Company's return of capital distribution in June, 1999 and a decline in savings deposits.

Interest Expense
----------------

Total interest expense decreased by $16,000 or 2.4% to $646,000 for the quarter ended March 31, 2000 from $662,000 for the quarter ended March 31, 1999. The decrease in total interest expense for the comparable three months periods was due primarily to a decrease of $1.0 million in the average balance of interest-bearing liabilities to $56.7 million from $57.7 million.

Total interest expense decreased by $91,000 or 4.5% to $1,927,000 for the nine months ended March 31, 2000 from $2,018,000 for the nine months ended March 31, 1999. The decrease in total interest expense for the comparable nine months periods was due to a decrease of 18 basis points in the average yield on interest bearing liabilities to 4.55% from 4.73% accompanied by a decrease of $600,000 in the average balance of interest bearing liabilities to $56.3 million from $56.9 million.

The decrease in the average balance of interest-bearing liabilities was due to a decrease in average savings deposits for the three and nine months comparable periods.

Net Interest Income
-------------------

The Company's net interest income decreased by $44,000 or 7.3% to $557,000 for the quarter ended March 31, 2000 from $601,000 for the quarter ended March 31, 1999. The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 116.0% from 124.9%, as the Company used federal funds at the end of fiscal year 1999 to fund the return of capital distribution. The Company's net yield on interest-earning assets increased 6 basis points to 3.40% from 3.34%.

The Company's net interest income decreased by $246,000 or 13.3% to $1,606,000 for the nine months ended March 31, 2000 from $1,852,000 for the nine months ended March 31, 1999. The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 116.0% from 125.3%. The Company's net yield on interest-earning assets decreased by 18 basis points to 3.28% from 3.46%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the nine months ended March 31, 2000, the Company recorded a provision for loan losses of $2,400 compared to $2,550 for the nine months ended March 31,1999. The Company's nonperforming loans as a percentage of loans receivable was 0.03% and 0.00% at March 31, 2000, and June 30, 1999, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income decreased by $8,000 or 25.0% to $24,000 for the quarter ended March 31, 2000 from $32,000 for the quarter ended March 31, 1999. The decrease in noninterest income was due primarily to a decrease of $9,000 in gain on sales of loans receivable to $0 for the quarter ended March 31, 2000 from $9,000 for the quarter ended March 31, 1999.

Total noninterest income decreased by $43,000 or 36.1% to $76,000 for the nine months ended March 31, 2000 from $119,000 for the nine months ended March 31, 1999. The decrease in noninterest income was due primarily to a decrease of $47,000 in gain on sales of loans receivable to $0 for the nine months ended March 31, 2000 from $47,000 for the nine months ended March 31, 1999.

Noninterest Expenses
--------------------

Total noninterest expenses decreased by $14,000 or 3.4% to $392,000 for the quarter ended March 31, 2000 from $406,000 for the quarter ended March 31,1999. The decrease in noninterest expenses was primarily due to a decrease in salaries and employee benefits expense of $20,000 or 8.3% to $221,000 for the quarter ended March 31, 2000 from $241,000 for the quarter ended March 31, 1999, and a decrease in federal deposit insurance premiums of $6,000 or 66.7% to $3,000 for the quarter ended March 31, 2000 from $9,000 for the quarter ended March 31, 1999, partially offset by an increase in advertising expense of $12,000 or 109.1% to $23,000 for the quarter ended March 31, 2000 from $11,000 for the quarter ended March 31, 1999. The decrease in salaries and employee benefits expense was due to a temporary reduction in staff during the quarter. The decrease in federal deposit insurance premiums was a scheduled reduction due to the recapitalization of the insurance fund and the increase in advertising expense was due to a more aggressive advertising campaign.

Total noninterest expenses increased by $47,000 or 4.2% to $1,157,000 for the nine months ended March 31, 2000 from $1,110,000 for the nine months ended March 31, 1999.

The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits expense of $27,000 or 4.3% to $656,000 for the nine months ended March 31, 2000 from $629,000 for the nine months ended March 31, 1999. Also, advertising expense increased $20,000 or 60.6% to $53,000 for the nine months ended March 31, 2000 from $33,000 for the nine months ended March 31, 1999, as a result of the more aggressive advertising campaign. The increase in salaries and employee benefits expense was primarily due to an expansion of staff.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $8 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $2.0 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $1.5 million as of March 31, 2000.

The Company's principal sources of funds are deposits, loan repayments and prepayments, and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2000 totaled $21.1 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary uses of cash in investing activities during the nine months ended March 31, 2000 were a net increase of $5.1 million in loans receivable, in addition to the purchase of loan participations of $1.0 million.

The Company's primary uses of cash in financing activities during the nine months ended March 31, 2000 consisted of a net decrease of $650,000 in borrowings, a net decrease of $3.5 million in savings deposits, and a decrease of $300,000 in advance payments by borrowers for taxes, insurance and ground rents.

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

                                 WYMAN PARK BANCORPORATION, INC.
                                 Registrant

Date:  May 10, 2000              /s/ Ernest A. Moretti
                                 ------------------------------------
                                 Ernest A. Moretti
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  May 10, 2000              /s/ Ronald W. Robinson
                                 -------------------------------------
                                 Ronald W. Robinson
                                 Treasurer
                                 (Principal Financial and Accounting Officer)