Form 10KSB
period 2000-06-30
WYMAN PARK BANCORPORATION INC
filed 2000-09-28
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the  transition  period from __________________  to  ___________________
    Commission file number 0-23345

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $4,890,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 2000, was approximately $4.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 18, 2000, there were 877,726 shares issued and outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2000 (Part II)

2.   Portions of Proxy Statement for 2000 Annual Meeting of  Stockholders  (Part
     III)

                                     PART I

Item 1. Description of Business

Forward-Looking Statements

     When used in this filing and in future filings by the Wyman Park Bancorporation (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

General

     The Company. Wyman Park Bancorporation, Inc. (the "Company") is a savings and loan holding company which became the sole stockholder of Wyman Park Federal Savings & Loan Association (the "Association" or "Wyman Park") in connection with the Association's conversion from the mutual to the stock form on January 5, 1998. All references to the Company prior to January 5, 1998, except where otherwise indicated, are to the Association.

     At June 30, 2000, the Company had assets of $68.8 million, deposits of $55.3 million and stockholders' equity of $8.6 million.

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

     The Association. The Association is a federally-chartered savings association with its principal executive offices in Lutherville, Maryland. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Association is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in permanent mortgage loans secured by one- to four-family residential real estate located primarily in central Baltimore county and northern Baltimore City, Maryland. Through its branch office located in Glen Burnie, a suburb to the south of Baltimore, the Association also services Anne Arundel County, Maryland. In addition to permanent mortgage loans, the Association also originates, to a lesser extent, loans for the construction of one- to four-family real estate, commercial loans secured by multi-family real estate (over four units) and nonresidential real estate, and consumer loans, including home equity lines of credit, home improvement loans, and loans secured by savings deposits. The Association invests in U.S. government obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities, and other investments permitted by applicable law.

Lending Activities

     Market Area. The Company's office is located at 11 West Ridgely Road, Lutherville, Maryland. Through this office and a branch location, the Company primarily serves central Baltimore County and northern Baltimore City, Maryland, as well as Glen Burnie, a suburb south of Baltimore and Anne Arundel County, Maryland.

     General. The principal lending activity of the Company is originating first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to increase the yield and the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Company's primary market area, the Company also originates commercial real estate, multi-family, consumer (secured and unsecured), land, and second mortgage loans. The Company may in the future adjust or discontinue any product offerings to respond to competitive or economic factors.

     During fiscal year 2000, the Company implemented its commercial non-real estate lending operations to provide business loans to small businesses in the local community. The Company believes that this additional lending activity will assist the Company in increasing the yield on its total loan portfolio.

     Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolios in dollar amounts as of the dates indicated.

                                                            June 30,
                                                -------------------------------
                                                     2000             1999
                                                -------------------------------
                                                    Amount           Amount
                                                    ------           ------
                                                     (Dollars in Thousands)

Real Estate Loans:
-----------------
 One- to four-family...........................     $53,384          $47,324
 Multi-family .................................         314              508
 Commercial ...................................       7,709            6,395
 Construction or development ..................         250              621
                                                   --------          -------

     Total real estate loans...................      61,657           54,848

Commercial Non-Real Estate Loans ..............         968              ---

Other Loans:
-----------
 Consumer Loans:
   Deposit account loans.......................         170              151
   Home equity.................................       3,010            2,850
   Home improvement............................          11               13
   Overdraft lines of credit                             12                8
                                                   --------          -------

      Total consumer loans.....................       3,203            3,022
                                                   --------          -------
      Total loans, gross.......................      65,828           57,870
                                                   --------          -------

Less:
----
 Loans in process..............................        (112)            (528)
 Deferred fees and discounts...................        (207)            (219)
 Allowance for losses..........................        (285)            (283)
                                                   --------          -------

      Total loans receivable, net..............     $65,224          $56,840
                                                   ========          =======

     Loan Maturities. The following table reflects at June 30, 2000 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within one year or less.

                                        Due in One   Due After One Year    Due After
                                       Year or Less  through Five Years    Five Years    Total
                                       ------------  ------------------    ----------    -----
                                                             (In thousands)
One-to-four family.....................    $ 9,377        $13,720           $30,287     $53,384
Multi-family and Commercial............        416          1,819             5,788       8,023
Commercial Non-Real Estate                     467            261               240         968
Consumer loans.........................      3,106             97                         3,203
Construction or development............        250                                          250
                                          --------        -------           -------     -------
                      Total                $13,616        $15,897           $36,315     $65,828
                                           =======        =======           =======     =======

     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2000, based on the above, the Company's regulatory loan-to-one borrower limit was approximately $1.1 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of June 30, 2000, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $996,000 loan secured by condominiums. The next two largest loans had outstanding balances of $969,000 and $641,000, respectively, and were secured by commercial office buildings and a strip shopping center. Such loans are performing in accordance with their terms.

One- to Four-Family Residential Real Estate Lending

     The principal activity of the Company's lending program involves the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. At June 30, 2000, $53.4 million, or 81.1% of the Company's gross loan portfolio consisted of such loans. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's market area.

     Although the Company has generally sold its fixed-rate loan production since 1989, historically, the Company originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. The Company also originates adjustable rate mortgage loans ("ARMs"). The Company has from time to time sold some of its ARM production, which conforms to standards promulgated by Freddie Mac (so-called "conforming loans") and also originates fixed-rate residential loans in amounts and at rates and terms which are monitored for compliance with the Company's asset/liability management policy. Currently, the Company originates both conforming and jumbo construction and jumbo fixed-rate permanent loans with maturities of up to 30 years. Jumbo loans are loans with initial balances in excess of the maximum amount permitted for conforming loans.

     The Company's ARM and balloon loans are offered at rates, terms and points determined in accordance with market and competitive factors. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Balloon loans also have terms of up to 30 years. Though from time to time "teaser" rates are offered, applicants are qualified pursuant to Freddie Mac guidelines, which permits qualifications at less than the fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Company are generally subject to adjustment at one-, three- and five-year intervals based on a margin over the Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Company's ARMs are generally limited to 6% above the initial interest rate over the life of the loan, and up to a 2% per adjustment period per year or per adjustment period. The Company's ARMs may be convertible into fixed-rate loans, depending on the program selected, and do not contain prepayment penalties. Loans are not assumable. At June 30, 2000, the total balance of one- to four-family ARMs was $14.0 million, or 21.3% of the Company's gross loan portfolio.

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

Construction and Development Lending

     The Company makes construction loans to individuals for the construction of their primary or secondary residences. Loans to individuals for the construction of their residences typically run for up to nine months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2000 construction loans totaled $250,000, or 0.4% of the Company's gross loan portfolio.

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

Commercial Real Estate Lending

     The Company's commercial real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, warehouses, small office buildings, small industrial parks and shopping centers. At June 30, 2000, the Company had $7.7 million in commercial real estate loans, comprising 11.7% of the Company's gross loan portfolio.

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

Multi-Family Lending

     The Company has historically made few permanent multi-family loans in its primary market area. As with commercial real estate loans, multi-family loans present a higher level of credit risk than do loans secured by one- to four-family residences. At June 30, 2000, loans secured by multi-family properties aggregated $314,000, or 0.5% of the Company's gross loan portfolio.

     The Company's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Company's market area.

Consumer Lending

     The Company offers a variety of consumer loans, including loans secured by savings deposits, home equity lines of credit and overdraft lines of credit as well as unsecured home improvement loans. The Company currently originates substantially all of its consumer loans in its market area. At June 30, 2000, the Company's consumer loans totaled $3.2 million or 4.9% of the Company's gross loan portfolio.

     The largest component of the Company's consumer lending program is its home equity line. At June 30, 2000, home equity loans totaled $3.0 million or 4.6% of gross loans receivable. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 90% of the appraised value of the property securing the loan. At June 30, 2000, the Company had $6.1 million of funds committed, but undrawn, under such lines.

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

                                                            June 30,
                                               --------------------------------
                                                    2000               1999
                                               ---------------    -------------
                                                     (Dollars in Thousands

 Non-accruing loans ........................      $ ---                $ ---
                                                  -----                -----

 Total non-performing assets................      $ ---                $ ---
                                                  =====                =====
 Total as a percentage of total assets......        ---%                 ---%
                                                  =====                =====

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

     On the basis of management's review of its assets, at June 30, 2000, the Company had no loans classified substandard.

     Other  Assets  of  Concern.   In  addition  to  non-performing   loans  and
substandard loans discussed above, as of June 30, 2000, the Company had six loans totaling $278,000, which, because of known information about the possible credit problems of the borrowers or the cash flows of the security property, would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in the future inclusion of such assets in non-performing asset categories.

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

     As of June 30, 2000, the Company's allowance for loan losses as a percent of gross loans receivable amounted to 0.4%. The Company did not have any non-performing loans. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                 June 30,
                                                      ----------------------------
                                                          2000            1999
                                                      ------------     -----------
                                                           (Dollars in Thousands

Balance at beginning of period.......................   $    283           $   278

Charge-offs .........................................        ---               ---

Additions charged to operations......................          2                 5
                                                        --------           -------
Balance at end of period.............................   $    285           $   283
                                                        ========           =======

Ratio of net charge-offs during the period to
Average loans outstanding during the period..........        ---               ---
                                                        ========           =======

Ratio of net charge-offs during the period to
Average non-performing assets........................        ---%              ---%
                                                        ========           =======

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                              June 30,
                               ---------------------------------------------------------------------
                                             2000                                 1999
                               ----------------------------------  ---------------------------------
                                                     Percent                             Percent
                                                     of Loans                           of Loans
                                                     in Each                             in Each
                                 Amount of           Category          Amount of        Category
                                 Loan Loss           to Total          Loan Loss        to Total
                                 Allowance            Loans            Allowance          Loans
                               --------------   -----------------  ----------------  ---------------
                                                       (Dollars in Thousands)
One- to four-family.........   $      27               81.10%          $     25           81.78%
Multi-family................         ---                0.48                ---            0.88
Commercial real estate......          77               11.71                 64           11.05
Commercial non-real estate....        10                1.47                ---             ---
Construction or development.         ---                0.38                ---            1.07
Consumer....................         ---                4.86                ---            5.22
Unallocated.................         171                 ---                194             ---
                               ---------           ---------          ---------        ---------
    Total                      $     285              100.00%          $    283          100.00%
                               =========           =========          =========        =========

Investment Activities

     As part of its asset/liability management strategy and liquidity requirements, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Company may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2000, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's investment securities portfolio.

     All of the Company's investment securities, except mortgage-backed securities, are classified as available for sale. Mortgage-backed securities are classified as held to maturity. The Company may elect to classify investment securities acquired in the future as trading securities or as held to maturity, instead of available-for-sale, but there are no current plans to do so.

     The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.

                                                                                         June 30,
                                                             -------------------------------------------------------------
                                                                        2000                              1999
                                                             ----------------------------     ----------------------------
                                                                 Book                             Book
                                                                 Value       % of Total           Value         % of Total
                                                                 -----       ----------           -----         ----------
                                                                                  (Dollars in Thousands)
Investment securities:
   FHLB stock..........................................      $      509          100.00%        $     509           100.00%
                                                              =========      ==========         =========       ==========


Other interest-earning assets:
   Interest bearing deposits with banks................      $      474           26.70%        $   7,069            60.14%
   Federal funds sold..................................           1,301           73.30             4,685          39.86
                                                             ----------      ----------         ---------       ----------
   Total...............................................      $    1,775          100.00%        $  11,754           100.00%
                                                             ==========      ===========        =========       ==========


Securities Held to Maturity:
Mortgage-backed securities:
   FNMA................................................      $        1            0.57%        $       2             0.92%
   FHLMC...............................................             173           99.43               215            99.08
                                                             ----------      ----------         ---------      -----------
   Total mortgage-backed securities....................      $      174          100.00%        $     217           100.00%
                                                             ----------      ==========         ---------      ===========

     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 2000.

                                                Due in       June 30, 2000
                                               10 to 20         Balance
                                                Years         Outstanding
                                              ----------      -----------
                                                   (In Thousands)

Freddie Mac.............................      $     173       $       173
Fannie Mae..............................              1                 1
                                              ---------       -----------

    Total...............................      $     174       $       174
                                              =========       ===========

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's mix of transaction accounts and certificate accounts is less favorable than its peers, resulting in a higher cost of funds for the Company in relation to its peer group. At June 30, 2000, 26.6% of the Company's deposits were in transaction accounts, versus 73.4% in certificates.

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

                                                                            June 30,
                                                    ---------------------------------------------------------
                                                                 2000                           1999
                                                    --------------------------    ---------------------------

                                                       Average      Average            Average     Average
                                                       Amount        Rate              Amount       Rate
                                                       ------        ----              ------       ----
                                                                       (Dollars in Thousands)

Transactions and Savings Deposits:
---------------------------------
Demand Deposits................................      $     5,597      3.02%         $    5,727      3.27%
Money Market & NOW Accounts....................           11,053      2.52              11,268      2.57
                                                     -----------   ---------        ----------    --------

    Total Non-Certificates.....................           16,650      2.69              16,995      2.81
                                                     -----------   ---------        ----------    --------

Certificates:
------------
Total Certificates.............................           38,961      5.40              39,980      5.50
                                                     -----------   ---------        ----------    ========
Total Deposits.................................      $    55,611      4.59%         $   56,975      4.70%
                                                     ===========   =========        ==========    ========


     At June 30, 2000, the Company had approximately $5.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                    Maturity Period                      Amount
  -----------------------------------------------  -------------------
                                                      (Dollars in
                                                       Thousands)

  Three months or less...........................       $    721
  Over three through six months..................            212
  Over six through 12 months.....................            893
  Over 12 months.................................          3,362
                                                        --------
         Total...................................       $  5,188
                                                        ========

     Borrowings. The Company's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings. As a member of the FHLB of Atlanta, the Association is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association's total credit line at the FHLB of Atlanta was approximately $8.0 million at June 30, 2000, of which the Association had drawn down, through FHLB advances, $3.0 million.

     The Company may also borrow funds from other financial institutions.

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

     The Company attracts all of its deposits through the communities in which its offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same community. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. At June 30, 2000, the Company had in excess of 60 financial institutions competing with it in its market area. The Company estimates its market share of savings deposits in its market area to be approximately 11.4%.

Employees

     At June 30, 2000, the Company had a total of 16 full-time employees and no part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

     As a savings and loan holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The Holding Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

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

     The following table sets forth the Association's compliance with its regulatory capital requirements as of June 30, 2000.

                                   Association's           Capital
                                     Capital             Requirements          Excess Capital
                                Amount    Percent       Amount   Percent      Amount      Percent
                              ----------  -------    ----------  -------    ----------    -------
Tangible capital............  $7,467,000   10.9%     $1,033,000    1.5%     $6,434,000      9.4%
Core capital................   7,467,000   10.9       2,754,000    4.0       4,713,000      6.9
Total risk-based capital....   7,752,000   19.4       3,199,000    8.0       4,553,000     11.4

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The federal bank regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital
standards.   Under  the  joint   prompt   corrective   action
regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 2000, Wyman Park was "well-capitalized" as defined by the regulations.

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2000, Wyman Park qualified as a QTL.

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

     Transactions with Affiliates and Insiders. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Wyman Park include the Company and any company that is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

     Reserve Requirements. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, Wyman Park was in compliance with these reserve requirements.

     Liquidity Requirements. Wyman Park is required by OTS regulations to maintain an average daily balance of liquid assets. The current minimum liquid asset ratio required by the OTS is 4% of a liquidity base as defined under OTS regulations. For the quarter ended June 30, 2000, Wyman Park was in compliance with the requirement, with an average daily liquidity ratio of 8.51%.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, Wyman Park is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Wyman Park was in compliance with this requirement, with an investment in FHLB stock at June 30, 2000 of $508,500.

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

Item 2. Description of Properties

     The following table sets forth information concerning the main office and a branch office of the Company at June 30, 2000.

                                                           Owned                Net Book
                                         Year               Or                  Value at
          Location                      Opened            Leased(1)           June 30, 2000
-------------------------------       ----------   -----------------------  ---------------

Main Office:
11 Ridgely Road                          1977         Land Leased;(2)          $39,084
Lutherville, MD  21093                                Building Owned

Branch Office:
7963 Baltimore/Annapolis Blvd.           1981         Leased;(3)                 N/A
Glen Burnie, MD  21060

---------------------
(1)  See Note 6 to Notes to Consolidated Financial Statements.
(2)  There are five, five-year options which expire in May 2027.
(3)  Lease expires in November 2001.


     The Company's depositor and borrower customer files are maintained by an independent data processing company. The net book value of the data processing and computer equipment utilized by the Company at June 30, 2000 was approximately $7,200.

Item 3. Legal Proceedings

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At June 30, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Stock Listing and Price Range of Common Stock" in the Company's 2000 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The information contained in the table captioned "Selected Consolidated Financial Information" in the Company's Annual Report is incorporated herein by reference.

Item 7. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2000, is incorporated by reference in this Annual Report on Form 10-KSB and attached hereto as Exhibit 13.

     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of June 30, 2000 and 1999 Consolidated Statements of Operations for the Years Ended June 30, 2000 and 1999
     Consolidated Statements of Stockholders' Equity for Years Ended June 30, 2000 and 1999
     Consolidated  Statements  of Cash Flows for Years  Ended June 30,  2000 and
     1999
     Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

     For information concerning the executive officers of the Company, the information contained under the section captioned "Executive Officers" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K

          (a)  Exhibits

                                                             Reference to
                                                             Prior Filing or
Exhibit                                                      Exhibit Number
Number                      Document                         Attached Hereto
-------   --------------------------------------------       ---------------
 3(i)     Certificate of Incorporation                            *
 3(ii)    Bylaws                                                  *
   4      Instruments defining the rights of security             *
          holders, including debentures
  10      Material Contracts
          (a)  Employment Contract between                        *
               Ernest A. Moretti and the Association
          (b)  Executive Supplemental Retirement Plan            **
          (c)  1999 Stock Option and Incentive Plan
          (d)  Recognition and Retention Plan
  13      Annual Report to Stockholders                          13
  21      Subsidiaries of Registrant                             21
  23      Consents of Experts and Counsel                        23
  27      Financial Data Schedule                                27

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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the year ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WYMAN PARK BANCORPORATION, INC.

Date: September 28, 2000             By:  /s/ Ernest A. Moretti
      ------------------                ---------------------------------------
                                         Ernest A. Moretti
                                         (President and Chief Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Ernest A. Moretti                    By:  /s/ Ronald W. Robinson
   --------------------------------------        -------------------------------
      Ernest A. Moretti                            Ronald W. Robinson,
      (Principal Executive Officer)                (Principal Financial and
                                                     Accounting Officer)

Date: September 28, 2000                      Date: September 28, 2000
      -------------------                           ------------------

By: /s/ Allan B. Heaver                       By:  /s/ H. Douglas Huether
   --------------------------------------        -------------------------------
       Allan B. Heaver,                            H. Douglas Huether, Director
       Chairman of the Board

Date: September 28, 2000                      Date: September 28, 2000
      ------------------                            ------------------

By: /s/ John K. White                         By: /s/ John R. Beever
   --------------------------------------        -------------------------------
       John K. White, Director                       John R. Beever, Director

Date: September 28, 2000                      Date: September 28, 2000
      ------------------                            ------------------

By: /s/ Albert M. Copp                        By: /s/ Gilbert D. Marsiglia, Sr.
   --------------------------------------        -------------------------------
       Albert M. Copp, Director                    Gilbert D. Marsiglia, Sr.,
                                                   Director

Date: September 28, 2000                      Date: September 28, 2000
      ------------------                            ------------------

By: /s/ Jay H. Salkin                         By:  /s/ G. Scott Barhight
   --------------------------------------        -------------------------------
       Jay H. Salkin, Director                     G. Scott Barhight, Director

Date: September 28, 2000                      Date: September 28, 2000
      ------------------                            ------------------