Form 10QSB
period 2000-09-30
WYMAN PARK BANCORPORATION INC
filed 2000-11-13
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

             For the quarterly period ended September 30, 2000

---------    Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from _____ to _____

Commission File Number:  0-23345


                         WYMAN PARK BANCORPORATION, INC.
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                DELAWARE                                    52-2068893
---------------------------------------                     ----------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 10, 2000, the issuer had 827,090 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            -------

                                    CONTENTS
                                    --------

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          September 30, 2000 and June 30, 2000............................     2

          Consolidated Statements of Operations for the Three Month
          Periods ended September 30, 2000 and 1999......................      3

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended September 30, 2000 and 1999......................      4

          Notes to Consolidated Financial Statements.....................    5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   7-11


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings...............................................     12

Item 2.  Changes in Securities and Use of Proceeds.......................     12

Item 3.  Defaults Upon Senior Securities.................................     12

Item 4.  Submission of Matters to a Vote of Security Holders.............     12

Item 5.  Other Information...............................................     12

Item 6.  Exhibits and Reports on Form 8-K................................     12

SIGNATURES...............................................................     13

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                             September 30         June 30,
                                                                2000               2000
                                                                ----               ----
                                                             (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                       $    189,930     $    310,442
Interest bearing deposits in other banks                         923,828          474,358
Federal funds sold                                             1,888,859        1,301,106
                                                            ------------     ------------
Total cash and cash equivalents                                3,002,617        2,085,906
Loans receivable, net                                         64,992,025       65,223,905
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $169,100 (9/00)
  and $176,350 (6/00)                                            167,637          174,086
Federal Home Loan Bank of Atlanta stock, at cost                 508,500          508,500
Accrued interest receivable                                      346,949          333,114
Ground rents owned, at cost                                      122,600          122,600
Property and equipment, net                                       97,340          107,304
Federal and state income taxes receivable                          5,986           16,985
Deferred tax asset                                               203,364          203,364
Prepaid expenses and other assets                                 91,984           63,850
                                                            ------------     ------------
Total Assets                                                $ 69,539,002     $ 68,839,614
                                                            ------------     ------------

           Liabilities & Stockholders'Equity
           ---------------------------------

Liabilities:
Demand deposits                                             $  5,511,981     $  5,643,177
Money market and NOW accounts                                  8,613,074        9,093,949
Time deposits                                                 41,705,278       40,609,938
                                                            ------------     ------------
Total deposits                                                55,830,333       55,347,064
Checks outstanding in excess of bank balance                      84,549               --
Borrowings                                                     4,000,000        3,000,000
Advance payments by borrowers for taxes,
  insurance and ground rents                                     392,654        1,315,538
Accrued interest payable on savings deposits                      17,516           17,267
Accrued interest on borrowings                                    22,107           14,786
Federal and state income taxes payable                            41,748            8,748
Accrued expenses and other liabilities                           582,684          528,975
                                                            ------------     ------------
Total liabilities                                             60,971,591       60,232,378

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                       10,117           10,117
Additional paid-in capital                                     4,053,677        4,053,677
Contra equity - Employee Stock Ownership Plan (ESOP)            (539,770)        (539,770)
Retained earnings, substantially restricted                    6,426,384        6,327,076
Treasury Stock; 133,987 shares, at cost at
  September 30,2000 and 112,987 at cost at
  June 30, 2000                                               (1,382,997)      (1,243,864)
                                                            ------------     ------------
Total stockholders' equity                                     8,567,411        8,607,236
                                                            ------------     ------------
Total liabilities and stockholders' equity                  $ 69,539,002     $ 68,839,614
                                                            ------------     ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)


                                           For the Three Months
                                            Ended September 30,
                                            2000         1999
                                            ----         ----

Interest and fees on loans receivable    $1,218,279   $1,063,714
Interest on mortgage-backed securities        3,305        3,420
Interest on other investments                51,874      103,244
                                         ----------   ----------
  Total interest income                  $1,273,458   $1,170,378
                                         ----------   ----------

Interest on savings deposits             $  685,751   $  653,808
Interest on borrowed money                   59,412        3,084
Interest on escrow deposits                     676          835
                                         ----------   ----------
  Total interest expense                 $  745,839   $  657,727

 Net interest income before provision
   for loan losses                          527,619      512,651
Provision for loan losses                        --           --
                                         ----------   ----------
  Net interest income                    $  527,619   $  512,651
                                         ----------   ----------
Other Income
------------
  Loan fees and service charges          $   22,107   $   18,724
  Other                                       2,102        4,276
                                         ----------   ----------
    Total other income                   $   24,209   $   23,000
                                         ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits         $  232,674   $  229,598
  Occupancy costs                            26,483       24,310
  Professional services                      15,327       22,070
  Federal deposit insurance premiums          2,847        8,434
  Furniture and fixtures depreciation
    and maintenance                          11,719       13,135
  Data processing                            20,671       20,301
  Advertising                                22,051        9,783
  Franchise and other taxes                  11,466       11,271
  Other                                      47,282       46,533
                                         ----------   ----------
    Total noninterest expenses           $  390,520   $  385,435

Income before tax provision                 161,308      150,216

Provision for income taxes                   62,000       60,021
                                         ----------   ----------
    Net Income                           $   99,308   $   90,195
                                         ----------   ----------

    Net income per share, basic               $0.13        $0.11

    Net income per share, diluted             $0.13        $0.11


See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended September 30,
                                                                               2000           1999
                                                                               ----           ----

Cash Flows from operating activities
------------------------------------
  Net income                                                             $     99,308    $     90,195
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                         10,343          12,759
         Amortization of loan fees                                            (21,450)        (16,638)
         Increase in accrued interest receivable                              (13,835)            (37)
         Increase in prepaid expenses and other assets                        (28,134)           (805)
         Increase in accrued expenses and other liabilities                    53,709          27,856
         Decrease in federal and state income taxes receivable                 10,999          13,688
         Increase in federal and state income taxes payable                    33,000          45,765
         Increase in accrued interest payable on
           savings deposits                                                       249             795
         Increase (decrease) in accrued interest payable on borrowings          7,321          (5,038)
                                                                         ------------    ------------
Net cash provided by operating activities                                     151,510         168,540

Cash flows from investing activities
------------------------------------
  Net (increase) decrease in loans receivable                                 394,705      (1,032,919)
  Purchase of loan participations                                            (141,375)       (500,000)
  Mortgage-backed securities principal repayments                               6,449           9,115
  Purchases of property and equipment                                            (379)         (2,145)
                                                                         ------------    ------------
 Net cash provided by (used in) investing activities                          259,400      (1,525,949)

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                                 483,269      (1,640,921)
  Net increase in checks outstanding in excess of
     bank balance                                                              84,549              --
  Increase (decrease) in borrowings                                         1,000,000      (2,650,000)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                    (922,884)       (946,889)
  Repurchase of common stock                                                 (139,133)             --
                                                                         ------------    ------------
Net cash provided by (used in) financing activities                           505,801      (5,237,810)

Net increase (decrease) in cash and cash equivalents                     $    916,711    $ (6,595,219)
Cash and cash equivalents at beginning of period                            2,085,906      12,100,730
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $  3,002,617    $  5,505,511
                                                                         ------------    ------------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                   $    745,839    $    657,728
  Income taxes paid                                                      $     18,000    $        569

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3:  CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months ended September 30, 2000 and 1999 as follows:

                                      Three Months Ended     Three Months Ended
                                      September 30, 2000     September 30, 1999
                                      ------------------     -------------------

Net income                                 $  99,308             $  90,195
Weighted average shares
  Outstanding basic EPS                      757,936               815,949
Dilutive items
  Stock options                               27,942                33,005
  Unvested stock awards                          935                     -
Adjusted weighted average shares
   Outstanding used for diluted EPS          786,813               848,954


NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the September 30, 2000 financial statements.

                                                                             To Be Well
                                                                          Capitalized Under
                                                     For Capital          Prompt Corrective
                                 Actual           Adequacy Purposes       Action Provisions
                          -------------------     -----------------     -------------------
                          Amount        Ratio      Amount     Ratio     Amount       Ratio
                          ------        -----      ------     -----     ------       -----
Total Capital (to
 Risk Weighted
 Assets)             $  7,848,899       19.5%     $3,214,934   8.0%    $4,018,668    10.0%
Tier I capital (to
 Risk Weighted
 Assets)                7,564,899       18.8%      1,607,467   4.0%     2,411,201     6.0%
Tier 1 Capital (to
 Average Assets)        7,564,899       10.9%      2,781,604   4.0%     3,477,005     5.0%

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000

The Company's assets increased $700,000 or 1.0% to $69.5 million at September 30, 2000 from $68.8 million at June 30, 2000. Cash and cash equivalents increased $900,000 or 42.9% to $3.0 million at September 30, 2000 from $2.1 million at June 30, 2000, primarily as a result of an increase in borrowings, an increase in savings deposits, and a decrease in loans receivable offset by a decrease in advance payments by borrowers for taxes, insurance and ground rents. Advances from the Federal Home Loan Bank of Atlanta increased $1.0 million or 33.3% to $4.0 million at September 30, 2000 from $3.0 million at June 30, 2000, as a result of the Company's paying real estate taxes from borrowers' escrow accounts. Savings deposits increased $500,000 or 0.9% to $55.8 million at September 30, 2000 from $55.3 million at June 30, 2000 as the Company attracted more funds in certificates of deposit. Advance payments by borrowers for taxes, insurance and ground rents decreased $900,000 or 69.2% to $400,000 at September 30, 2000 from $1.3 million at June 30, 2000 as the result of the payment of real estate taxes. Net loans receivable decreased $200,000 or 0.3% to $65.0 million at September 30, 2000 from $65.2 million at June 30, 2000 as a result of normal amortization. The Company's stockholders' equity remained virtually unchanged at $8.6 million at September 30, 2000 due to an increase in Treasury stock of $100,000 or 7.7% to $1.4 million at September 30, 2000 from $1.3 million at June 30, 2000, offset by net income of $100,000 for the three months ended September 30, 2,000.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net Income
----------

The Company reported net income of $99,000 for the quarter ended September 30, 2000 compared to $90,000 for the quarter ended September 30, 1999. The $9,000 increase in net income was primarily due to an increase in net interest income of $15,000; offset by an increase in noninterest expenses of $6,000.

Interest Income
---------------

Total interest income increased by $103,000 or 8.8% to $1,273,000 for the quarter ended September 30, 2000 from $1,170,000 for the quarter ended September 30, 1999. The increase in total interest income for the comparable three months periods was due primarily to an increase of $3.1 million in the average balance of interest-earning assets to $68.1 million from $65.0 million, and an increase of 28 basis points in the average yield on interest-earning assets to 7.48% from 7.20%.

The increase in the average balance of interest-earning assets was due primarily to an increase in average loans receivable as a result of increased loan volume.

Interest Expense
----------------

Total interest expense increased by $88,000 or 13.4% to $746,000 for the quarter ended September 30, 2000 from $658,000 for the quarter ended September 30, 1999. The increase in total interest expense for the comparable three months periods was due primarily to an increase of $2.1 million in the average balance of interest-bearing liabilities to $58.9 million from $56.8 million and an increase of 45 basis points in the average yield on interest-bearing liabilities to 5.06% from 4.61%.

The increase in the average balance of interest-bearing liabilities was due to an increase in average borrowings of $3.5 million for the three months comparable periods, partially offset by a decrease of $1.4 million in the average balance of savings deposits for the three months comparable periods.

Net Interest Income
-------------------

The Company's net interest income increased by $15,000 or 2.9% to $528,000 for the quarter ended September 30, 2000 from $513,000 for the quarter ended September 30, 1999. The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 115.6% from 114.5%, as the Company increased its average loans receivable. The Company's net interest margin decreased 7 basis points to 3.10% from 3.17%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months ended September 30, 2000 and September 30, 1999, the Company recorded no provision for loan losses. The Company's nonperforming loans as a percentage of loans receivable was 0.20% and 0.42% at September 30, 2000, and June 30, 2000, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $1,000 or 4.3% to $24,000 for the quarter ended September 30, 2000 from $23,000 for the quarter ended September 30, 1999. The increase in noninterest income was due primarily to an increase of $1,000 in service fees on checking accounts to $14,000 for the quarter ended September 30, 2000 from $13,000 for the quarter ended September 30, 1999.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $6,000 or 1.6% to $391,000 for the quarter ended September 30, 2000 from $385,000 for the quarter ended September 30, 1999. The increase in noninterest expenses was primarily due to an increase in advertising expense of $12,000 or 120.0% to $22,000 for the quarter ended September 30, 2000 from $10,000 for the quarter ended September 30, 1999, offset by a decrease in federal deposit insurance premiums of $5,000 or 62.5% to $3,000 for the quarter ended September 30, 2000 from $8,000 for the quarter ended September 30, 1999. The increase in advertising expense was due to a more aggressive advertising campaign and the decrease in federal deposit insurance premiums was a scheduled reduction due to the recapitalization of the insurance fund.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $14 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2000, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $3.0 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $1.0 million as of September 30, 2000.

The Company's principal sources of funds are deposits, loan repayments and prepayments, and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2000 totaled $17.9 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary source of cash in investing activities during the three months ended September 30, 2000 was a net decrease of $400,000 in loans receivable.

The Company's primary sources of cash in financing activities during the three months ended September 30, 2000 consisted of a net increase of $1 million in borrowings and a net increase of $500,000 in savings deposits, offset by a net decrease of $900,000 in advance payments by borrowers for taxes, insurance and ground rents.

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

                                WYMAN PARK BANCORPORATION, INC.
                                Registrant


Date:  November 10, 2000        /s/ Ernest A. Moretti
                                ------------------------------------
                                Ernest A. Moretti
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Date:  November 10, 2000        /s/ Ronald W. Robinson
                                -------------------------------------
                                Ronald W. Robinson
                                Treasurer
                                (Principal Financial and Accounting Officer)