Form 10QSB
period 2000-12-31
WYMAN PARK BANCORPORATION INC
filed 2001-01-31
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----------  Exchange Act of 1934

             For the quarterly period ended December 31, 2000

-----------  Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from _____ to _____

Commission File Number:  0-23345


                         WYMAN PARK BANCORPORATION, INC.
                         -------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of January 31, 2001, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___     No    X
              -------

                                    CONTENTS
                                    --------

PART I.    FINANCIAL INFORMATION                                            PAGE
           ---------------------                                            ----

Item I.    Financial Statements

           Consolidated Statements of Financial Condition at
           December 31, 2000 and June 30, 2000..............................   2

           Consolidated Statements of Operations for the Three Month and
           Six Month Periods ended December 31, 2000 and 1999...............   3

           Consolidated Statements of Cash Flows for the Six Month
           Periods Ended December 31, 2000 and 1999.........................   4

           Notes to Consolidated Financial Statements....................... 5-6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 7-11


PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings...............................................   12

Item 2.    Changes in Securities and Use of Proceeds.......................   12

Item 3.    Defaults Upon Senior Securities.................................   12

Item 4.    Submission of Matters to a Vote of Security Holders.............   12

Item 5.    Other Information...............................................   12

Item 6.    Exhibits and Reports on Form 8-K................................   12


SIGNATURES.................................................................   13

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                               December 31                June 30,
                                                                  2000                      2000
                                                              -------------             ------------
                                                                            (Unaudited)
           Assets
           ------
Cash and noninterest bearing deposits                         $    628,544              $    310,442
Interest bearing deposits in other banks                           137,851                   474,358
Federal funds sold                                                 802,367                 1,301,106
                                                              ------------              ------------
Total cash and cash equivalents                                  1,568,762                 2,085,906
Loans receivable, net                                           65,151,895                65,223,905
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $163,811 (12/2000)
  and $176,350 (6/2000)                                            162,281                   174,086
Federal Home Loan Bank of Atlanta stock, at cost                   508,500                   508,500
Accrued interest receivable                                        316,581                   333,114
Ground rents owned, at cost                                        122,600                   122,600
Property and equipment, net                                         87,338                   107,304
Federal and state income taxes receivable                           17,304                    16,985
Deferred tax asset                                                 203,364                   203,364
Prepaid expenses and other assets                                   48,504                    63,850
                                                              ------------              ------------
Total Assets                                                  $ 68,187,129              $ 68,839,614
                                                              ------------              ------------

           Liabilities & Stockholders' Equity
           ----------------------------------

Liabilities:
Demand deposits                                               $  5,152,131              $  5,643,177
Money market and NOW accounts                                    9,141,994                 9,093,949
Time deposits                                                   43,849,618                40,609,938
                                                              ------------              ------------
Total deposits                                                  58,143,743                55,347,064
Borrowings                                                         500,000                 3,000,000
Advance payments by borrowers for taxes,
  insurance and ground rents                                       566,758                 1,315,538
Accrued interest payable on savings deposits                        19,550                    17,267
Accrued interest on borrowings                                       2,890                    14,786
Federal and state income taxes payable                                 607                     8,748
Accrued expenses and other liabilities                             640,642                   528,975
                                                              ------------              ------------
Total liabilities                                               59,874,190                60,232,378

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                         10,117                    10,117
Additional paid-in capital                                       4,053,677                 4,053,677
Contra equity - Employee Stock Ownership Plan (ESOP)              (539,770)                 (539,770)
Retained earnings, substantially restricted                      6,537,854                 6,327,076
Treasury Stock; 189,223 shares, at cost at
  December 31, 2000 and 112,987 at cost at
  June 30, 2000                                                 (1,748,939)               (1,243,864)
                                                              ------------              ------------
Total stockholders' equity                                       8,312,939                 8,607,236
                                                              ------------              ------------
Total liabilities and stockholders' equity                    $ 68,187,129              $ 68,839,614
                                                              ------------              ------------

See accompanying notes to financial statements

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)

                                                  For the Six Months                For the Three Months
                                                   Ended December 31,                 Ended December 31,
                                                 2000             1999              2000               1999
                                                 ----             ----              ----               ----

Interest and fees on loans receivable         $2,455,594        $2,167,573        $1,237,315        $1,103,859
Interest on mortgage-backed securities             6,496             6,524             3,191             3,104
Interest on other investments                    105,812           155,642            53,938            52,398
                                              ----------        ----------        ----------        ----------
  Total interest income                       $2,567,902        $2,329,739        $1,294,444        $1,159,361
                                              ----------        ----------        ----------        ----------

Interest on savings deposits                  $1,422,399        $1,277,148        $  736,648        $  623,340
Interest on borrowed money                        88,410             3,084            28,998                --
Interest on escrow deposits                          998             1,143               322               308
                                              ----------        ----------        ----------        ----------
  Total interest expense                      $1,511,807        $1,281,375        $  765,968        $  623,648

 Net interest income before provision
   for loan losses                             1,056,095         1,048,364           528,476           535,713
Provision for loan losses                             --                --                --                --
                                              ----------        ----------        ----------        ----------
  Net interest income                         $1,056,095        $1,048,364        $  528,476        $  535,713
                                              ----------        ----------        ----------        ----------
Other Income
------------
  Loan fees and service charges               $   47,128        $   45,189        $   25,021        $   26,465
  Other                                            6,438             6,450             4,336             2,174
                                              ----------        ----------        ----------        ----------
    Total other income                        $   53,566        $   51,639        $   29,357        $   28,639
                                              ----------        ----------        ----------        ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits              $  443,101        $  435,038        $  210,427        $  205,440
  Occupancy costs                                 54,694            45,925            28,211            21,615
  Professional services                           33,808            49,367            18,481            27,297
  Federal deposit insurance premiums               5,699            17,125             2,852             8,691
  Furniture and fixtures depreciation and
    maintenance                                   22,969            26,353            11,250            13,218
  Data processing                                 40,916            43,228            20,245            22,927
  Advertising                                     37,506            30,449            15,455            20,666
  Franchise and other taxes                       22,020            21,233            10,554             9,962
  Other                                          105,570            96,771            58,288            50,238
                                              ----------        ----------        ----------        ----------
    Total noninterest expenses                $  766,283        $  765,489        $  375,763        $  380,054

Income before tax provision                      343,378           334,514           182,070           184,298

Provision for income taxes                       132,600           131,021            70,600            71,000
                                              ----------        ----------        ----------        ----------
    Net Income                                $  210,778        $  203,493        $  111,470        $  113,298
                                              ----------        ----------        ----------        ----------

    Basic net income per share                     $0.29             $0.26             $0.15             $0.15
    Diluted net income per share                   $0.27             $0.25             $0.15             $0.14


See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended December 31,
                                                                                     ----------------------------
                                                                                        2000               1999
                                                                                        ----               ----
Cash Flows from operating activities
------------------------------------
  Net income                                                                       $    210,778        $    203,493
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
           Depreciation and amortization                                                 20,723              25,684
           Amortization of loan fees                                                    (26,748)            (29,700)
           Decease in accrued interest receivable                                        16,533               7,885
   Decrease in prepaid expenses and other assets                                         15,346              33,950
    Increase in accrued expenses and other liabilities                                  111,667              61,339
           Increase in deferred tax asset                                                    --             (29,020)
             Increase (decrease) in federal and state income taxes receivable              (319)             13,688
           Increase in federal and state income taxes payable                            (8,141)               (727)
           Increase (decrease) in accrued interest payable on
             savings deposits                                                             2,283                (438)
           Decrease in accrued interest payable on borrowings                           (11,896)             (5,038)
                                                                                   ------------        ------------
Net cash provided by operating activities                                               330,226             281,116

Cash flows from investing activities
------------------------------------
  Net (increase) decrease in loans receivable                                           345,277          (3,614,875)
  Purchase of loan participations                                                      (246,519)           (500,000)
  Mortgage-backed securities principal repayments                                        11,805              23,993
  Purchases of property and equipment                                                      (757)             (4,271)
                                                                                   ------------        ------------
 Net cash provided by  (used in) investing activities                                   109,806          (4,095,153)

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                                         2,796,679          (2,472,244)
  Decrease in borrowings                                                             (2,500,000)         (2,650,000)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                              (748,780)           (611,827)
  Repurchase of common stock                                                           (505,075)                 --
                                                                                   ------------        ------------
Net cash used in financing activities                                                  (957,176)         (5,734,071)

Net (decrease) in cash and cash equivalents                                        $   (517,144)       $ (9,548,108)
Cash and cash equivalents at beginning of period                                      2,085,906          12,100,730
                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                         $  1,568,762        $  2,552,622
                                                                                   ------------        ------------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                             $  1,511,806        $  1,281,375

  Income taxes paid                                                                $    141,060        $    152,576

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

NOTE 2:    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3:    CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and six months ended December 31, 2000 and 1999 as follows:

                                        Three Months Ended     Six Months Ended
                                           December 31,         December  31,
                                         2000       1999       2000       1999
                                       -------------------   -------------------

Net income                             $111,470   $113,299   $210,778   $203,493
Weighted average shares
  Outstanding basic EPS                 720,126    768,692    739,031    783,316
Dilutive items
  Stock options                          26,025     32,417     27,096     32,614
  Unvested stock awards                     542      2,309        761      2,359
Adjusted weighted average shares
   Outstanding used for diluted EPS     746,693    803,418    766,888    818,289

NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the December 31, 2000 financial statements.

                                                                                   To Be Well
                                                                                Capitalized Under
                                                         For Capital            Prompt Corrective
                                 Actual               Adequacy Purposes         Action Provisions
                         --------------------      ---------------------      ---------------------
                           Amount      Ratio         Amount       Ratio         Amount       Ratio
                           ------      -----         ------       -----         ------       -----
Total Capital (to
 Risk Weighted
 Assets)                 $7,962,895    19.9%       $3,207,857      8.0%       $4,009,822      10.0%
Tier I capital (to
 Risk Weighted
 Assets)                  7,677,895    19.1%        1,603,929      4.0%        2,405,893       6.0%
Tier 1 Capital (to
 Average Assets)          7,677,895    11.3%        2,727,591      4.0%        3,409,489       5.0%

                                        6

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000

The Company's assets decreased $600,000 or 0.9% to $68.2 million at December 31, 2000 from $68.8 million at June 30, 2000. Cash and cash equivalents decreased $500,000 or 23.8% to $1.6 million at December 31, 2000 from $2.1 million at June 30, 2000, primarily as a result of a decrease in borrowings, a decrease in advance payments to borrowers for taxes, insurance and ground rents and a decrease in stockholders' equity, offset by an increase in savings deposits. Advances from the Federal Home Loan Bank of Atlanta decreased $2.5 million or 83.3% to $500,000 at December 31, 2000 from $3.0 million at June 30, 2000, as a result of repayments by the Company funded by increased savings deposits. Advance payments by borrowers for taxes, insurance and ground rents decreased $700,000 or 53.8% to $600,000 at December 31, 2000 from $1.3 million at June 30,
2000 as a result of the payment of escrowed real estate taxes. The Company's stockholders' equity decreased $300,000 or 3.5% to $8.3 million at December 31, 2000 from $8.6 million at June 30, 2000. The decrease in stockholders' equity was due primarily to its stock buyback program that generated an increase in Treasury stock of $500,000 or 41.7% to $1.7 million at December 31, 2000 from $1.2 million at June 30, 2000, offset by net income of $200,000 for the six months ended December 31, 2000. Savings deposits increased $2.8 million or 5.1% to $58.1 million at December 31, 2000 from $55.3 million at June 30, 2000 as the Company attracted more funds in certificates of deposit.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net Income
----------

The Company reported net income of $111,000 for the quarter ended December 31, 2000 compared to $113,000 for the quarter ended December 31, 1999. The $2,000 decrease in net income was primarily due to a decrease in net interest income of $8,000, offset by an increase in other income of $1,000 and a decrease in noninterest expenses of $4,000.

The Company's net income for the six months ended December 31, 2000 was $211,000 compared to $203,000 for the six months ended December 31, 1999. The $8,000 increase in net income was primarily due to an increase in net interest income of $8,000.

Interest Income
---------------

Total interest income increased by $135,000 or 11.6% to $1,294,000 for the quarter ended December 31, 2000 from $1,159,000 for the quarter ended December 31, 1999. The increase in total interest income for the comparable three months periods was due primarily to an increase of $3.4 million in the average balance of interest-earning assets to $67.8 million from $64.4 million, and an increase of 44 basis points in the average yield on interest-earning assets to 7.63% from 7.19%.

Total interest income increased by $238,000 or 10.2% to $2,568,000 for the six months ended December 31, 2000 from $2,330,000 for the six months ended December 31, 1999. The increase in total interest income for the comparable six months periods was due primarily to an increase of $3.7 million in the average balance of interest-earning assets to $68.0 million from $64.3 million, and an increase of 31 basis points in the average yield on interest-earning assets to 7.56% from 7.25%.

The increase in the average balance of interest-earning assets was due primarily to an increase in average loans receivable as a result of increased loan volume.

Interest Expense
----------------

Total interest expense increased by $142,000 or 22.8% to $766,000 for the quarter ended December 31, 2000 from $624,000 for the quarter ended December 31, 1999. The increase in total interest expense for the comparable three months periods was due primarily to an increase of $3.8 million in the average balance of interest-bearing liabilities to $59.3 million from $55.5 million and an increase of 68 basis points in the average yield on interest-bearing liabilities to 5.17% from 4.49%.

The increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of savings deposits of $2.1 million for the three months comparable periods and an increase of $1.7 million in average borrowings for the three months comparable periods.

Total interest expense increased by $231,000 or 18.0% to $1,512,000 for the six months ended December 31, 2000 from $1,281,000 for the six months ended December 31, 1999. The increase in total interest expense for the comparable six months periods was due primarily to an increase of $2.9 million in the average balance of interest-bearing liabilities to $59.1 million from $56.2 million and an increase of 56 basis points in the average yield on interest-bearing liabilities to 5.11% from 4.55%.

The increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of savings deposits of $300,000 for the six months comparable periods and an increase of $2.6 million in average borrowings for the six months comparable periods.

Net Interest Income
-------------------

The Company's net interest income decreased by $8,000 or 1.5% to $528,000 for the quarter ended December 31, 2000 from $536,000 for the quarter ended December 31, 1999. The decrease in net interest income was primarily due to a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.4% from 116.0%, as the Company increased its average savings deposits and borrowings. The Company's net interest margin decreased 21 basis points to 3.11% from 3.32%.

The Company's net interest income increased by $8,000 or 0.8% to $1,056,000 for the six months ended December 31, 2000 from $1,048,000 for the six months ended December 31, 1999. The increase in net interest income was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 115.0% from 114.4%. The Company's net yield on interest-earning assets decreased by 16 basis points to 3.11% from 3.27%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months and six months ended December 31, 2000 and December 31, 1999, the Company recorded no provision for loan losses. The Company's nonperforming loans as a percentage of loans receivable was 0.06% and 0.42% at December 31, 2000, and June 30, 2000, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased insignificantly for the quarter and six months ended December 31, 2000 over the comparable three and six months periods ended December 31, 1999.

Noninterest Expenses
--------------------

Total noninterest expenses decreased by $4,000 or 1.1% to $376,000 for the quarter ended December 31, 2000 from $380,000 for the quarter ended December 31, 1999. The decrease in noninterest expenses was primarily due to a decrease in federal deposit insurance premiums of $6,000 or 66.7%, a decrease in advertising expense of $6,000 or 28.6% and a decrease in professional services of $9,000 or 33.3%, partially offset by an increase in other noninterest expenses of $8,000 or 16.0%. The decrease in federal deposit insurance premiums was a scheduled reduction due to the recapitalization of the insurance fund, the decrease in advertising expenses was due to the timing of the expenditures, the decrease in professional services was due to a decrease in audit and legal fees and the increase in other noninterest expenses was primarily due to increased attendance at seminars and conventions, increased dues and subscriptions and higher ATM service fees charged by the provider.

Total noninterest expenses increased by $1,000 or 0.1% to $766,000 for the six months ended December 31, 2000 from $765,000 for the six months ended December 31, 1999. The increase in noninterest expenses was primarily due to an increase in occupancy costs of $9,000 or 19.6%, an increase in advertising expenses of $8,000 or 26.7% and an increase in other noninterest expenses of $9,000 or 9.3%, partially offset by a decrease in professional services of $15,000 or 30.6% and a decrease in federal deposit insurance premiums of

$11,000 or 64.7%. The increase in occupancy costs was due primarily to painting the exterior of the main office building, the increase in advertising expenses was due to a billboard advertising campaign and the increase in other noninterest expenses was due to increased attendance at seminars and conventions, increased dues and subscriptions, increased employee mileage reimbursement due to the new commercial lending department and higher ATM service fees charged by the provider. The decrease in professional services was due to a decrease in audit and legal fees and the decrease in federal deposit insurance premiums was a scheduled reduction due to the recapitalization of the insurance fund.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $14 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2000, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $1.6 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $1.5 million as of December 31, 2000.

The Company's principal sources of funds are deposits, loan repayments and prepayments, and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2000 totaled $24.3 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary source of cash in investing activities during the six months ended December 31, 2000 was a net decrease of $300,000 in loans receivable.

The Company's primary uses of cash in financing activities during the six months ended December 31, 2000 consisted of a net decrease of $2.5 million in borrowings, a net decrease of $700,000 in advance payments by borrowers for taxes, insurance and ground rents, and the repurchase of $500,000 in common stock, offset by a net increase of $2.8 million in savings deposits.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a) On October 18, 2000, Wyman Park Bancorporation, Inc. (the "Company") held its Annual Meeting of Stockholders.

          (b)  Not Applicable

          (c)  Stockholders voted on the following matters:

               (i) The election of the following three directors of the Company;

                      Votes:                              For         Withheld
                      ------                              ---         --------

                      John R. Beever                    540,967       49,604
                      Albert M. Copp                    540,967       49,604
                      Gilbert D. Marsiglia              539,967       50,604

               As a result, John R. Beever, Albert M. Copp and Gilbert D. Marsiglia were elected directors for terms to expire in 2003. There were no abstentions or broker non votes.

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a) Exhibits
               None

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


                                  WYMAN PARK BANCORPORATION, INC.
                                  Registrant


Date:  January 31, 2001           /s/ Ernest A. Moretti
                                  -----------------------------------
                                  Ernest A. Moretti
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  January 31, 2001           /s/ Ronald W. Robinson
                                  -----------------------------------
                                  Ronald W. Robinson
                                  Treasurer
                                  (Principal Financial and Accounting Officer)