Form 10QSB
period 2001-03-31
WYMAN PARK BANCORPORATION INC
filed 2001-04-30
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

             For the quarterly period ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of April 30, 2001, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            -------

                                    CONTENTS
                                    --------


PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          March 31, 2001 and June 30, 2000.................................... 2

          Consolidated Statements of Operations for the Three Month and
          Nine Month Periods ended March 31, 2001 and 2000.................... 3

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended March 31, 2001 and 2000............................... 4

          Notes to Consolidated Financial Statements.........................5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................7-12

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings..................................................  13

Item 2.  Changes in Securities and Use of Proceeds..........................  13

Item 3.  Defaults Upon Senior Securities....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders................  13

Item 5.  Other Information..................................................  13

Item 6.  Exhibits and Reports on Form 8-K...................................  13


SIGNATURES................................................................... 14

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                         March 31,         June 30,
                                                           2001              2000
                                                      --------------   ------------
                                                        (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                  $    271,605    $    310,442
Interest bearing deposits in other banks                     95,810         474,358
Federal funds sold                                          815,043       1,301,106
                                                       ------------    ------------
Total cash and cash equivalents                           1,182,458       2,085,906
Loans receivable, net                                    65,663,467      65,223,905
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $156,317 (3/2001)
  and $176,350 (6/2000)                                     154,895         174,086
Federal Home Loan Bank of Atlanta stock, at cost            528,900         508,500
Accrued interest receivable                                 330,823         333,114
Ground rents owned, at cost                                 122,600         122,600
Property and equipment, net                                  81,764         107,304
Federal and state income taxes receivable                    31,698          16,985
Deferred tax asset                                          203,364         203,364
Prepaid expenses and other assets                            67,908          63,850
                                                       ------------    ------------
Total Assets                                           $ 68,367,877    $ 68,839,614
                                                       ------------    ------------

           Liabilities & Stockholders'Equity
           ---------------------------------

Liabilities:
Demand deposits                                        $  5,133,206    $  5,643,177
Money market and NOW accounts                             8,902,831       9,093,949
Time deposits                                            43,348,215      40,609,938
                                                       ------------    ------------
Total deposits                                           57,384,252      55,347,064
Borrowings                                                1,000,000       3,000,000
Advance payments by borrowers for taxes,
  insurance and ground rents                                897,914       1,315,538
Accrued interest payable on savings deposits                 13,454          17,267
Accrued interest on borrowings                                4,779          14,786
Federal and state income taxes payable                           --           8,748
Accrued expenses and other liabilities                      579,942         528,975
                                                       ------------    ------------
Total liabilities                                        59,880,341      60,232,378

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                4,129,343       4,053,677
Contra equity - Employee Stock Ownership Plan (ESOP)       (539,770)       (539,770)
Retained earnings, substantially restricted               6,636,785       6,327,076
Treasury Stock; 189,223 shares, at cost at
  March 31, 2001 and 112,987 at cost at
  June 30, 2000                                          (1,748,939)     (1,243,864)
                                                       ------------    ------------

Total stockholders' equity                                8,487,536       8,607,236
                                                       ------------    ------------

Total liabilities and stockholders' equity             $ 68,367,877    $ 68,839,614
                                                       ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)

                                              For the Nine Months      For the Three Months
                                                 Ended March 31,            Ended March  31,
                                               2001         2000          2001         2000
                                               ----         ----          ----         ----
Interest and fees on loans receivable       $3,691,787   $3,320,078   $1,236,193   $1,152,505
Interest on mortgage-backed securities           9,538        9,467        3,042        2,943
Interest on other investments                  138,891      203,101       33,079       47,459
                                            ----------   ----------   ----------   ----------
  Total interest income                     $3,840,216   $3,532,646   $1,272,314   $1,202,907
                                            ----------   ----------   ----------   ----------

Interest on savings deposits                $2,144,058   $1,903,452   $  721,659   $  626,304
Interest on borrowed money                     106,733       21,437       18,323       18,353
Interest on escrow deposits                      1,554        2,073          556          930
                                            ----------   ----------   ----------   ----------
  Total interest expense                    $2,252,345   $1,926,962   $  740,538   $  645,587

 Net interest income before provision
   for loan losses                           1,587,871    1,605,684      531,776      557,320
Provision for loan losses                           --        2,400           --        2,400
                                            ----------   ----------   ----------   ----------

  Net interest income                       $1,587,871   $1,603,284   $  531,776   $  554,920
                                            ----------   ----------   ----------   ----------
Other Income
  Loan fees and service charges             $   78,572   $   66,693   $   31,444   $   21,504
  Other                                          8,879        9,337        2,441        2,887
                                            ----------   ----------   ----------   ----------
    Total other income                      $   87,451   $   76,030   $   33,885   $   24,391
                                            ----------   ----------   ----------   ----------

Noninterest Expenses
  Salaries and employee benefits            $  690,285   $  655,674   $  247,184   $  220,636
  Occupancy costs                               84,994       69,688       30,300       23,763
  Professional services                         47,730       67,025       13,922       17,658
  Federal deposit insurance premiums             8,440       20,119        2,741        2,994
  Furniture and fixtures depreciation and
    maintenance                                 34,128       39,749       11,159       13,396
  Data processing                               62,510       62,141       21,594       18,913
  Advertising                                   47,557       53,018       10,051       22,569
  Franchise and other taxes                     42,741       37,428       20,721       16,195
  Other                                        153,628      152,297       48,058       55,526
                                            ----------   ----------   ----------   ----------
    Total noninterest expenses              $1,172,013   $1,157,139   $  405,730   $  391,650

Income before tax provision                    503,309      522,175      159,931      187,661

Provision for income taxes                     193,600      204,021       61,000       73,000
                                            ----------   ----------   ----------   ----------

    Net Income                              $  309,709   $  318,154   $   98,931   $  114,661
                                            ----------   ----------   ----------   ----------

    Basic net income per share                   $0.42        $0.41        $0.14        $0.15
    Diluted net income per share                 $0.41        $0.39        $0.13        $0.15

See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended March 31,
                                                                               2001            2000
                                                                               ----            ----
Cash Flows from operating activities
------------------------------------
  Net income                                                             $    309,709    $    318,154
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                         30,988          38,637
         Non-cash compensation under stock based benefit plan                  75,667          75,667
         Provision for loan losses                                                 --           2,400
         Amortization of loan fees                                            (37,691)        (54,017)
         (Increase) decease in accrued interest receivable                      2,291         (18,465)
         (Increase) decrease in prepaid expenses and other assets              (4,058)         26,987
         Increase (decrease) in accrued expenses and other liabilities         50,967         (22,071)
         Increase in federal and state income taxes receivable                (14,713)        (15,332)
         Increase (decrease) in federal and state income taxes payable         (8,748)          2,273
         Decrease in accrued interest payable on  savings deposits             (3,813)         (1,738)
         Increase (decrease) in accrued interest payable on borrowings        (10,007)          3,102
                                                                         ------------    ------------
Net cash provided by operating activities                                     390,592         355,597

Cash flows from investing activities
------------------------------------
  Net increase in loans receivable                                            (71,412)     (5,062,791)
  Purchase of loan participations                                            (330,459)     (1,000,000)
  Mortgage-backed securities principal repayments                              19,191          34,296
  Purchase of FHLB of Atlanta stock                                           (20,400)             --
  Purchases of property and equipment                                          (5,449)         (6,017)
                                                                         ------------    ------------
 Net cash used in investing activities                                       (408,529)     (6,034,512)

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                               2,037,188      (3,480,886)
  Net increase (decrease) in checks outstanding in excess of
   bank balance                                                                    --          33,352
  Decrease in borrowings                                                   (2,000,000)       (650,000)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                    (417,624)       (278,954)
  Repurchase of common stock                                                 (505,075)             --
                                                                         ------------    ------------

Net cash used in financing activities                                        (885,511)     (4,376,488)

Net decrease in cash and cash equivalents                                $   (903,448)   $(10,055,403)
Cash and cash equivalents at beginning of period                            2,085,906      12,100,730
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $  1,182,458    $  2,045,327
                                                                         ------------    ------------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                   $  2,252,344    $  1,926,962

  Income taxes paid                                                      $    217,060    $    222,376

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3:  CASH AND CASH EQUIVALENTS

For cash, non-interest bearing deposits, variable rate interest-bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and nine months ended March 31, 2001 and 2000 as follows:

                                      Three Months Ended     Nine Months Ended
                                           March 31,             March  31,
                                        2001       2000       2001       2000
                                     -------------------   ---------------------

Net income                            $ 98,931   $114,661   $309,709   $318,154
Weighted average shares
  Outstanding basic EPS                710,598    761,519    729,692    776,103
Dilutive items
  Stock options                         32,417     22,259     28,777     30,012
  Unvested stock awards                    158         --         --      1,359
Adjusted weighted average shares
   Outstanding used for diluted EPS    743,173    783,778    758,469    807,474


NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the March 31, 2001 financial statements.

                                                                          To Be Well
                                                                        Capitalized Under
                                                   For Capital          Prompt Corrective
                              Actual           Adequacy Purposes        Action Provisions
                     --------------------     -------------------     --------------------
                       Amount       Ratio      Amount       Ratio       Amount       Ratio
                       ------       -----      ------       -----       ------       -----
Total Capital (to
 Risk Weighted
 Assets)             $8,134,754     20.2%    $3,228,959     8.0%      $4,036,199     10.0%
Tier I capital (to
 Risk Weighted
 Assets)              7,849,754     19.4%     1,614,480     4.0%       2,421,719      6.0%
Tier 1 Capital (to
 Average Assets)      7,849,754     11.5%     2,734,821     4.0%       3,418,527      5.0%

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000

The Company's assets decreased $400,000 or 0.6% to $68.4 million at March 31, 2001 from $68.8 million at June 30, 2000. Cash and cash equivalents decreased $900,000 or 42.9% to $1.2 million at March 31, 2001 from $2.1 million at June 30, 2000, primarily as a result of a decrease in borrowings and a decrease in advance payments to borrowers for taxes, insurance and ground rents, offset by an increase in savings deposits and an increase in net loans receivable. Advances from the Federal Home Loan Bank of Atlanta decreased $2.0 million or 66.7% to $1.0 million at March 31, 2001 from $3.0 million at June 30, 2000, as a result of repayments by the Company funded by increased savings deposits. Advance payments by borrowers for taxes, insurance and ground rents decreased $400,000 or 30.8% to $900,000 at March 31, 2001 from $1.3 million at June 30,
2000 as a result of the payment of escrowed real estate taxes. Savings deposits increased $2.1 million or 3.8% to $57.4 million at March 31, 2001 from $55.3 million at June 30, 2000 as the Company attracted more funds in certificates of deposit. Net loans receivable increased $500,000 or 0.8% to $65.7 million at March 31, 2001 from $65.2 million at June 30, 2000, primarily due to an increase in the commercial non-real estate portfolio.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net Income
----------

The Company reported net income of $99,000 for the quarter ended March 31, 2001 compared to $115,000 for the quarter ended March 31, 2000. The $16,000 decrease in net income was primarily due to a $25,000 decrease in net interest income before provision for loan losses and an increase in noninterest expenses of $14,000, offset by an increase in noninterest income of $9,000 and a decrease in provision for income taxes of $12,000.

The Company's net income for the nine months ended March 31, 2001 was $310,000 compared to $318,000 for the nine months ended March 31, 2000. The $8,000 decrease in net income was primarily due to an $18,000 decrease in net interest income before provision for loan losses and an increase in noninterest expenses of $15,000, offset by an increase in noninterest income of $11,000 and a decrease in provision for income taxes of $11,000.

Interest Income
---------------

Total interest income increased by $69,000 or 5.7% to $1,272,000 for the quarter ended March 31, 2001 from $1,203,000 for the quarter ended March 31, 2000. The increase in total interest income for the comparable three months periods was due primarily to an increase of $2.2 million in the average balance of interest-earning assets to $67.9 million from $65.7 million, and an increase of 17 basis points in the average yield on interest-earning assets to 7.49% from 7.32%.

Total interest income increased by $307,000 or 8.7% to $3,840,000 for the nine months ended March 31, 2001 from $3,533,000 for the nine months ended March 31, 2000. The increase in total interest income for the comparable nine months periods was due primarily to an increase of $2.6 million in the average balance of interest-earning assets to $67.9 million from $65.3 million, and an increase of 33 basis points in the average yield on interest-earning assets to 7.54% from 7.21%.

The increase in the average balance of interest-earning assets was due primarily to an increase in average loans receivable as a result of increased loan volume.

Interest Expense
----------------

Total interest expense increased by $95,000 or 14.7% to $741,000 for the quarter ended March 31, 2001 from $646,000 for the quarter ended March 31, 2000. The increase in total interest expense for the comparable three months periods was due primarily to an increase of $1.9 million in the average balance of interest-bearing liabilities to $58.6 million from $56.7 million and an increase of 50 basis points in the average yield on interest-bearing liabilities to 5.05% from 4.55%.

The increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of savings deposits of $2.3 million for the three months comparable periods, partially offset by a decrease of $0.4 million in average borrowings for the three months comparable periods.

Total interest expense increased by $325,000 or 16.9% to $2,252,000 for the nine months ended March 31, 2001 from $1,927,000 for the nine months ended March 31, 2000. The increase in total interest expense for the comparable nine months periods was due primarily to an increase of $2.5 million in the average balance of interest-bearing liabilities to $58.8 million from $56.3 million and an increase of 55 basis points in the average yield on interest-bearing liabilities to 5.10% from 4.55%.

The increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of savings deposits of $1.1 million for the nine months comparable periods and an increase of $1.4 million in average borrowings for the nine months comparable periods.

Net Interest Income
-------------------

The Company's net interest income decreased by $25,000 or 4.5% to $532,000 for the quarter ended March 31, 2001 from $557,000 for the quarter ended March 31, 2000. The decrease in net interest income was primarily due to an increase of 50 basis points in the average cost of interest bearing liabilities and a corresponding net decrease of 33 basis points in the interest rate spread. The Company's net yield on interest-earning assets decreased 27 basis points to 3.13% from 3.40%.

The Company's net interest income decreased by $18,000 or 1.1% to $1,588,000 for the nine months ended March 31, 2001 from $1,606,000 for the nine months ended March 31, 2000. The decrease in net interest income was primarily due to an increase of 55 basis points in the average cost of interest bearing liabilities, partially offset by an increase of 33 basis points in the average yield on interest earning assets, resulting in a net decrease of 22 basis points in the interest rate spread. Also, the ratio of average interest earning assets to average interest-bearing liabilities decreased to 115.5% from 116.0%. The Company's net yield on interest-earning assets decreased by 16 basis points to 3.12% from 3.28%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months and nine months ended March 31, 2001, the Company recorded no provision for loan losses. Its allowance for loan losses at March 31, 2001 remained at $285,000, or 0.4% of loans receivable. During the three months and nine months ended March 31, 2000, the Company recorded a provision for loan losses of $2,400. The Company's nonperforming loans as a percentage of loans receivable was 0.04% and 0.42% at March 31, 2001, and June 30, 2000, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $10,000 or 41.7% to $34,000 for the quarter ended March 31, 2001 from $24,000 for the quarter ended March 31, 2000. The increase in noninterest income was due primarily to an increase of $12,000 in checking account service fees.

Total noninterest income increased by $11,000 or 14.5% to $87,000 for the nine months ended March 31, 2001 from $76,000 for the nine months ended March 31, 2000. The increase in noninterest income was due primarily to an increase of $14,000 in checking account service fees.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $14,000 or 3.6% to $406,000 for the quarter ended March 31, 2001 from $392,000 for the quarter ended March 31, 2000. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $26,000 or 11.8%, partially offset by a decrease in advertising expenses of $13,000 or 56.6%. The increase in salaries and employee benefits was due to an increase in staff and the decrease in advertising expenses was due primarily to the expiration of the Company's billboard advertising campaign.

Total noninterest expenses increased by $15,000 or 1.3% to $1,172,000 for the nine months ended March 31, 2001 from $1,157,000 for the nine months ended March 31, 2000. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $34,000 or 5.2%, offset by a decrease in professional services of $19,000 or 28.4%. The increase in salaries and employee benefits was due to an increase in staff and the decrease in professional services was due to a decrease in audit and legal fees.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $14 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2001, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $1.2 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $3.1 million as of March 31, 2001.

The Company's principal sources of funds are deposits, loan repayments and prepayments, and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2001 totaled $27.2 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary use of cash in investing activities during the nine months ended March 31, 2001 was the purchase of $300,000 in loan participations. The decline in the use of cash for loans receivable during the nine months ended March 31, 2001 reflects a decrease in loan demand from the prior nine-month period.

The Company's primary uses of cash in financing activities during the nine months ended March 31, 2001 consisted of a pay down of $2.0 million in borrowings, a net decrease of $400,000 in advance payments by borrowers for taxes, insurance and ground rents, and the repurchase of $500,000 in common stock, offset by a net increase of $2.0 million in savings deposits. The increase in savings deposits is a result of the Company's efforts to attract shorter term certificates of deposit for the purpose of paying down higher costing borrowed funds.

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

                                    WYMAN PARK BANCORPORATION, INC.
                                    Registrant


Date:  April 30, 2001               /s/ Ernest A. Moretti
                                    ------------------------------------
                                    Ernest A. Moretti
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  April 30, 2001               /s/ Ronald W. Robinson
                                    -------------------------------------
                                    Ronald W. Robinson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)