Form 10KSB
period 2001-06-30
WYMAN PARK BANCORPORATION INC
filed 2001-09-26
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to _______________

                         Commission file number 0-23345

                         WYMAN PARK BANCORPORATION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                        52-2068893
--------------------------------------------------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

11 West Ridgely Road, Lutherville, Maryland                     21093
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X. NO __.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $5,237,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 2001, was approximately $3.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of August 31, 2001 there were 822,490 shares issued and outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2001 (Part II)

     2. Portions of Proxy Statement for 2001 Annual Meeting of Stockholders (Part III)

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

     At June 30, 2001, the Company had assets of $70.6 million, deposits of $60.2 million and stockholders' equity of $8.7 million.

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

     The Company's commercial non-real estate lending operation provides business loans to small businesses in the local community. The Company believes that this additional lending activity will assist in increasing the yield on its total loan portfolio.

     Loan Portfolio Composition. The following information concerning the composition of the Company's loan portfolios in dollar amounts as of the dates indicated.

                                                                    June 30,
                                                     -------------------------------------
                                                        2001                      2000
                                                        ----                      ----
                                                       Amount                    Amount
                                                       ------                    ------
                                                             (Dollars in Thousands)

Real Estate Loans:
------------------
 One- to four-family                                  $ 51,189                  $ 53,384
 Multi-family                                              871                       314
 Commercial                                              7,467                     7,709
 Construction or development - residential                 528                       250
 Construction or development - commercial                1,885                        --
                                                      --------                  --------
     Total real estate loans                            61,940                    61,657

Commercial Non-Real Estate Loans                         1,585                       968

Other Loans:
------------
 Consumer Loans:
   Deposit account loans                                   168                       170
   Home equity                                           3,087                     3,010
   Home improvement                                         23                        11
   Overdraft lines of credit                                14                        12
                                                      --------                  --------
      Total consumer loans                               3,292                     3,203
                                                      --------                  --------
      Total loans, gross                                66,817                    65,828
                                                      --------                  --------

Less:
-----
 Loans in process                                       (1,668)                     (112)
 Deferred fees and discounts                              (151)                     (207)
 Allowance for losses                                     (285)                     (285)
                                                      --------                  --------
      Total loans receivable, net                     $ 64,713                  $ 65,224
                                                      ========                  ========

     Loan Maturities. The following table reflects at June 30, 2001 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reporte d as due within one year or less.

                                                Due in One      Due After One Year    Due After
                                               Year or Less     through Five Years    Five Years         Total
                                               ------------     ------------------    ----------         -----
                                                                         (In thousands)
One-to-four family.....................          $ 6,853              $12,670           $31,666         $51,189
Multi-family and Commercial............              187                1,416             6,735           8,338
Commercial Non-Real Estate ............            1,067                  174               344           1,585
Consumer loans.........................            3,207                   78                 7           3,292
Construction or development............              900                1,513                --           2,413
                                                 -------              -------           -------         -------
                      Total                      $12,214              $15,851           $38,752         $66,817
                                                 =======              =======           =======         =======

     The following table sets forth the dollar amount of loans maturing subsequent to the year ending June 30, 2002 between those with predetermined interest rates and those with floating, or variable, interest rates.

                                                 Fixed        Variable
                                                 Rate           Rate            Total
                                                 ----           ----            -----
                                                         (In thousands)
One-to-four family.........................    $31,471        $12,865          $44,336
Multi-family and Commercial................      5,169          2,982            8,151
Commercial Non-Real Estate ................        501             17              158
Consumer loans.............................         85             --               85
Construction or development................         --          1,513               --
                                               -------        -------          -------
                      Total                    $37,226        $17,377          $54,603
                                               =======        =======          =======

     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2001, based on the above, the Company's regulatory loan-to-one borrower limit was approximately $1.2 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of June 30, 2001, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $983,000 loan secured by condominiums. The next largest indebtedness had an outstanding balance of $946,000 and was secured by a commercial office building and a strip shopping center. The third largest indebtedness had an outstanding balance of $878,000 and was secured by rental and investment properties. Such loans are performing in accordance with their terms.

One- to Four-Family Residential Real Estate Lending

     The principal activity of the Company's lending program involves the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. At June 30, 2001, $51.2 million, or 76.6% of the Company's gross loan portfolio consisted of such loans. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's market area.

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

     The Company's ARM and balloon loans are offered at rates, terms and points determined in accordance with market and competitive factors. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Balloon loans also have terms of up to 30 years. Though from time to time "teaser" rates are offered, applicants are qualified pursuant to Freddie Mac guidelines, which permits qualifications at less than the fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Company are generally subject to adjustment at one-, three- and five-year intervals based on a margin over the Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Company's ARMs are generally limited to 6% above the initial interest rate over the life of the loan, and up to a 2% per adjustment period per year or per adjustment period. The Company's ARMs may be convertible into fixed-rate loans, depending on the program selected, and do not contain prepayment penalties. Loans are not assumable. At June 30, 2001, the total balance of one- to four-family ARMs was $16.0 million, or 24.0% of the Company's gross loan portfolio.

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

Construction and Development Lending

     The Company makes construction loans to individuals for the construction of their primary or secondary residences. Loans to individuals for the construction of their residences typically run for up to nine months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2001 residential construction loans totaled $528,000, or 0.8% of the Company's gross loan portfolio.

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

Commercial Real Estate Lending

     The Company's commercial real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, warehouses, small office buildings, small industrial parks and shopping centers. At June 30, 2001, the Company had $7.5 million in commercial real estate loans, comprising 11.2% of the Company's gross loan portfolio, and $1.9 million in commercial construction loans, representing 2.8% of the Company's gross loan portfolio.

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

Multi-Family Lending

     The Company has historically made few permanent multi-family loans in its primary market area. As with commercial real estate loans, multi-family loans present a higher level of credit risk than do loans secured by one- to four-family residences. At June 30, 2001, loans secured by multi-family properties aggregated $871,000, or 1.3% of the Company's gross loan portfolio.

     The Company's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Company's market area.

Consumer Lending

     The Company offers a variety of consumer loans, including loans secured by savings deposits, home equity lines of credit and overdraft lines of credit as well as unsecured home improvement loans. The Company currently originates substantially all of its consumer loans in its market area. At June 30, 2001, the Company's consumer loans totaled $3.3 million or 4.9% of the Company's gross loan portfolio.

     The largest component of the Company's consumer lending program is its home equity line. At June 30, 2001, home equity loans totaled $3.1 million or 4.6% of gross loans receivable. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 90% of the appraised value of the property securing the loan. At June 30, 2001, the Company had $6.1 million of funds committed, but undrawn, under such lines.

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

Delinquencies and Non-Performing Assets

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, such as when there has been non payment for 90 days or more. Foreclosed assets include assets acquired in settlement of loans. As of June 30, 2001, there were no loans that were accruing but contractually past due 90 days or more as to principal and interest payments. Also, there were no loans that were "troubled debt restructurings" within the meaning of Statement of Financial Accounting Standards No. 15.

                                                          June 30,
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
                                                   (Dollars in Thousands

     Non-accruing loans                          $ 112              $  --
                                                  ----               ----

     Total non-performing assets............     $ 112              $  --
                                                  ====               ====
     Total as a percentage of total assets..       0.16%               --%
                                                 =====               ====

     As of the most recent reported period, $8,099 in gross interest income would have been recorded for the year ended June 30, 2001 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended June 30, 2001 or since their origination (if held for only part of the fiscal year). For the year ended June 30, 2001, $6,370 in interest income on such loans was actually included in net income.

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

     On the basis of management's review of its assets, at June 30, 2001, the Company had four loans totaling $112,000 classified substandard.

     Other  Assets  of  Concern.   In  addition  to  non-performing   loans  and
substandard loans discussed above, as of June 30, 2001, the Company had two loans totaling $162,000, which, because of known information about the possible credit problems of the borrowers or the cash flows of the security property, would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in the future inclusion of such assets in non-performing asset categories.

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

     As of June 30, 2001, the Company's allowance for loan losses as a percent of gross loans receivable amounted to 0.4%. The Company had four non-performing loans. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                           June 30,
                                                  --------------------------
                                                      2001          2000
                                                  -----------    -----------
                                                     (Dollars in Thousands
Balance at beginning of period                     $      285      $     283

Charge-offs                                                --             --

Additions charged to operations                            --              2
                                                   ----------      ---------
Balance at end of period                           $      285      $     285
                                                   ==========      =========

Ratio of net charge-offs during the period to
Average loans outstanding during the period                --             --
                                                   ==========      =========

Ratio of net charge-offs during the period to
Average non-performing assets                              --%            --%
                                                   ==========      =========

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                        June 30,
                                     ----------------------------------------------------------------------------
                                                   2001                                        2000
                                     ----------------------------------------------------------------------------
                                                           Percent                                      Percent
                                                           of Loans                                    of Loans
                                                           in Each                                      in Each
                                       Amount of           Category               Amount of            Category
                                       Loan Loss           to Total               Loan Loss            to Total
                                       Allowance            Loans                 Allowance              Loans
                                      -----------        -----------             -----------          -----------
                                                               (Dollars in Thousands)
One- to four-family.........            $    27              78.84%                $   27               81.10%
Multi-family................                 --               1.33                     --                0.48
Commercial real estate......                 78              12.06                     77               11.71
Commercial non-real estate....               16               2.43                     10                1.47
Construction or development.                 --               0.30                     --                0.38
Consumer....................                 --               5.04                     --                4.86
Unallocated.................                164                 --                    171                  --
                                        -------           --------                 ------              ------
    Total                               $   285             100.00%                $  285              100.00%
                                        =======           ========                 ======              ======

Investment Activities

     As part of its asset/liability management strategy and liquidity requirements, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Company may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2001, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's investment securities portfolio.

     All of the Company's investment securities, except mortgage-backed securities, are classified as available for sale. Mortgage-backed securities are classified as held to maturity. The Company may elect to classify investment securities acquired in the future as trading securities or as held to maturity, instead of available-for-sale, but there are no current plans to do so.

         The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.


                                                                   June 30,
                                              ------------------------------------------------------
                                                       2001                         2000
                                              ----------------------    ----------------------------
                                              Book                          Book
                                              Value       % of Total        Value        % of Total
                                              -----       ----------        -----        ----------
                                                            (Dollars in Thousands)
Investment securities:

   FHLB stock .........................      $  529         100.00%        $  509         100.00%
                                             ======         ======         ======         ======


Other interest-earning assets:
   Interest bearing deposits with banks      $   94           2.65%        $  474          26.70%

   Federal funds sold .................       3,456          97.35          1,301          73.30
                                             ------         ------         ------         ------
   Total ..............................      $3,550         100.00%        $1,775         100.00%
                                             ======         ======         ======         ======


Securities Held to Maturity:
Mortgage-backed securities:
   FNMA ...............................      $    1           0.68%        $    1           0.57%
   FHLMC ..............................         145          99.32            173          99.43
                                             ------         ------         ------         ------
   Total mortgage-backed securities ...      $  146         100.00%        $  174         100.00%
                                             ------         ======         ------         ======


         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 2001.

                                   Due after        Due after      June 30, 2001
                                 5 through 10      10 through         Balance
                                     Years             20           Outstanding
                                                     Years
                                 ------------     ----------      -------------
                                                (In Thousands)

         Freddie Mac..........         1              $144             $145
         Fannie Mae...........         1                                  1
                                    ----              ----             ----


            Total ............      $  2              $144             $146
                                    ----              ====             ====

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's mix of transaction accounts and certificate accounts is less favorable than its peers, resulting in a higher cost of funds for the Company in relation to its peer group. At June 30, 2001, 24.4% of the Company's deposits were in transaction accounts, versus 75.6% in certificates.

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

                                                               June 30,
                                    ---------------------------------------------------------------
                                                2001                              2000
                                    ----------------------------     ------------------------------
                                        Average        Average          Average          Average
                                        Amount          Rate             Amount           Rate
                                       -------          ----            -------           ----
                                                         (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Demand Deposits ...............        $ 5,217           2.32%           $ 5,597           3.02%
Money Market & NOW Accounts....          8,950           2.28             11,053           2.52
                                       -------           ----            -------           ----

    Total Non-Certificates.....         14,167           2.29             16,650           2.69
                                       -------           ----            -------           ----

Certificates:
-------------

Total Certificates ............         43,133           5.91             38,961           5.40
                                       -------           ----            -------           ====
Total Deposits ................        $57,300           5.02%           $55,611           4.59%
                                       =======           ====            =======           ====

     At June 30, 2001, the Company had approximately $7.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:



                           Maturity Period                          Amount
         --------------------------------------------------    ---------------
                                                                  (Dollars in
                                                                  Thousands)

         Three months or less...........................          $    849
         Over three through six months..................             1,289
         Over six through 12 months.....................             1,408
         Over 12 months.................................             3,564
                                                                     -----
                Total...................................           $ 7,110
                                                                     =====

     Borrowings. The Company's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings. As a member of the FHLB of Atlanta, the Association is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association's total credit line at the FHLB of Atlanta was approximately $14.0 million at June 30, 2001, of which the Association had drawn down nothing through FHLB advances.

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

         The Company attracts all of its deposits through the communities in which its offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same community. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. At June 30, 2001, the Company had in excess of 60 financial institutions competing with it in its market area. The Company estimates its market share of savings deposits in its market area to be approximately 11.4%.

Employees

         At June 30, 2001, the Company had a total of 16 full-time employees and no part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

     As a savings and loan holding company, the Company is subject to OTS regulation, examination, supervision and reporting requirements. The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

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

     The following table sets forth the Association's compliance with its regulatory capital requirements as of June 30, 2001.

                                     Association's                 Capital
                                     -------------                 -------
                                       Capital                   Requirements            Excess Capital
                                       -------                   ------------            --------------
                                   Amount    Percent           Amount    Percent       Amount       Percent
                                   ------    -------           ------    -------       ------       -------
Tangible capital............     $8,058,000    11.4%         $1,060,000    1.5%     $ 6,998,000       9.9%
Core capital................      8,058,000    11.4           2,826,000    4.0        5,232,000       7.4
Total risk-based capital....      8,343,000    20.5           3,252,000    8.0        5,091,000      12.5


     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The federal bank regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 2001, Wyman Park was "well-capitalized" as defined by the regulations.

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2001, Wyman Park qualified as a QTL.

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

     Reserve Requirements. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, Wyman Park was in compliance with these reserve requirements.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, Wyman Park is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Wyman Park was in compliance with this requirement, with an investment in FHLB stock at June 30, 2001 of $528,900.

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

Item 2. Description of Properties

     The following table sets forth information concerning the main office and a branch office of the Company at June 30, 2001.


                                                  Owned            Net Book
                                    Year            Or             Value at
             Location              Opened        Leased(1)       June 30, 2001
   ----------------------------  ----------  ---------------    ---------------

Main Office:

11 Ridgely Road                    1977      Land Leased;(2)      $49,189
Lutherville, MD  21093                       Building Owned

Branch Office:

7963 Baltimore/Annapolis Blvd.     1981        Leased;(3)             N/A
Glen Burnie, MD  21060

---------------------
(1)      See Note 6 to Notes to Consolidated Financial Statements.
(2)      There are five, five-year options which expire in May 2027.
(3)      Lease expires in November 2001.

Item 3. Legal Proceedings

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At June 30, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

     The information contained under the section captioned "Stock Listing and Price Range of Common Stock" in the Company's 2001 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

     The information contained in the table captioned "Management's Discussion and Analysis or Plan of Operation" in the Company's Annual Report is incorporated herein by reference.

Item 7. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2001, is incorporated by reference in this Annual Report on Form 10-KSB and attached hereto as Exhibit 13.


     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of June 30, 2001 and 2000 Consolidated Statements of Operations for the Years Ended June 30, 2001 and
        2000
     Consolidated Statements of Stockholders' Equity for Years Ended
        June 30, 2001 and 2000
     Consolidated Statements of Cash Flows for Years Ended June 30, 2001 and
        2000
     Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

         For information concerning the executive officers, who are not Directors of the Company, the information contained under the section captioned "Proposal I - Election of Directors - Executive Officers Who Are Not Directors" in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a)

         Information regarding delinquent Form 3, 4 or 5 filers is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 10.          Executive Compensation

         The information contained under the section captioned "Proposal I - Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  (a)      Security Ownership of Certain Beneficial Owners

                           Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders of Securities" in the Proxy Statement.

                  (b)      Security Ownership of Management

                           Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders of Securities" and "Proposal I - Election of Directors" in the Proxy Statement.

                  (c)      Changes in Control

                           Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                                                                          Reference to
                                                                         Prior Filing or
     Exhibit                                                             Exhibit Number
     Number                   Document                                   Attached Hereto
     ------                   --------                                   ---------------

      3(i)         Certificate of Incorporation                                (a)
      3(ii)        Bylaws                                                      (a)
        4          Instruments defining the rights of security holders,        (a)
                   including debentures
       10          Material Contracts
                   (a)  Employment Contract between                            (a)
                        Ernest A. Moretti and the Association
                   (b)  Executive Supplemental Retirement Plan                 (b)
                   (c)  1999 Stock Option and Incentive Plan                   (c)
                   (d)  Recognition and Retention Plan                         (c)
       13          Annual Report to Stockholders                               13
       21          Subsidiaries of Registrant                                  21
       23          Consents of Experts                                         23

   ----------
(a)      Filed as exhibits to the Company's Form SB-2 Registration
         Statement as initially filed on September 22, 1997 and subsequently amended (File No. 333-36119) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
(b)      Filed as exhibit 10(b) to the Company's Annual Report on Form
         10-KSB for the fiscal year ended June 30, 1998 and is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
(c)      Incorporated by reference to the Company's Annual Report on Form
         10-KSB for the fiscal year ended June 30, 2001.

         (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the year ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WYMAN PARK BANCORPORATION,
                                    INC.

Date: September 26, 2001            By:  /s/ Ernest A. Moretti
      ------------------                 --------------------------------------
                                         Ernest A. Moretti
                                        (President and Chief Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ernest A. Moretti               /s/ Ronald W. Robinson
    ----------------------------        ---------------------------------------
    Ernest A. Moretti                     Ronald W. Robinson,
   (Principal Executive Officer)         (Principal Financial and Accounting
                                          Officer)

Date: September 26, 2001               Date: September 26, 2001
      ------------------                     ------------------


By: /s/ Allan B. Heaver                By:  /s/ H. Douglas Heuther
    ----------------------------            -----------------------------------
    Allan B. Heaver,                        H. Douglas Huether, Director
    Chairman of the Board

Date: September 26, 2001               Date: September 26, 2001
      ------------------                     ------------------


By: /s/ John K. White                   By: /s/ John R. Beever
    ----------------------------            -----------------------------------
    John K. White, Director                 John R. Beever, Director

Date: September 26, 2001               Date: September 26, 2001
      ------------------                     ------------------


By: /s/ Albert M. Copp                 By:  /s/ Gilbert D. Marsiglia
    ----------------------------            -----------------------------------
    Albert M. Copp, Director                Gilbert D. Marsiglia, Sr., Director

Date: September 26, 2001               Date: September 26, 2001
      ------------------                     ------------------


By: /s/ Jay H. Salkin                  By:  /s/ G. Scott Barhight
    ----------------------------            -----------------------------------
    Jay H. Salkin, Director                 G. Scott Barhight, Director

Date: September 26, 2001               Date: September 26, 2001
      ------------------                     ------------------