Form 10QSB
period 2001-09-30
WYMAN PARK BANCORPORATION INC
filed 2001-11-02
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

             For the quarterly period ended September 30, 2001

________ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                11 WEST RIDGELY ROAD, LUTHERVILLE, MARYLAND 21093
                    (Address of Principal Executive Offices)

                                 (410)-252-6450
                                 --------------
               Registrant's Telephone Number, Including Area Code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 2, 2001, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            -------

                                    CONTENTS
                                    --------

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----
Item I.    Financial Statements

           Consolidated Statements of Financial Condition at
           September 30, 2001 and June 30, 2001............................... 2

           Consolidated Statements of Operations for the Three Month
           Periods ended September 30, 2001 and 2000.......................... 3

           Consolidated Statements of Cash Flows for the Three Month
           Periods Ended September 30, 2001 and 2000.......................... 4

           Notes to Consolidated Financial Statements........................5-6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................7-11


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities and Use of Proceeds............................12

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

SIGNATURES....................................................................13

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                         September,        June 30,
                                                            2001             2001
                                                       -----------        ---------
                                                               (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                  $    475,825    $    882,696
Interest bearing deposits in other banks                    300,045          93,680
Federal funds sold                                        2,558,662       3,455,641
                                                       ------------    ------------
Total cash and cash equivalents                           3,334,532       4,432,017
Loans receivable, net                                    63,159,501      64,712,777
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $137,527 (9/2001)
  and $146,691 (6/2001)                                     135,020         145,796
Federal Home Loan Bank of Atlanta stock, at cost            528,900         528,900
Accrued interest receivable                                 336,389         345,969
Ground rents owned, at cost                                 120,100         122,600
Property and equipment, net                                  73,084          83,069
Federal and state income taxes receivable                        --           6,237
Deferred tax asset                                          217,646         217,646
Prepaid expenses and other assets                            57,679          53,596
                                                       ------------    ------------
Total Assets                                           $ 67,962,851    $ 70,648,607
                                                       ------------    ------------

           Liabilities & Stockholders' Equity
           ----------------------------------

Liabilities:
Demand deposits                                        $  5,054,970    $  5,246,632
Money market and NOW accounts                             8,860,552       9,454,074
Time deposits                                            44,220,228      45,481,277
                                                       ------------    ------------
Total deposits                                           58,135,750      60,181,983
Advance payments by borrowers for taxes,
  insurance and ground rents                                344,889       1,196,077
Accrued interest payable on savings deposits                 12,305          12,544
Federal and state income taxes payable                       34,919          20,455
Accrued expenses and other liabilities                      660,888         556,820
                                                       ------------    ------------
Total liabilities                                        59,188,751      61,967,879

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                4,149,733       4,149,733
Contra equity - Employee Stock Ownership Plan (ESOP)       (451,008)       (451,008)
Retained earnings, substantially restricted               6,814,198       6,720,826
Treasury Stock; 189,223 shares at
  cost at September 30, 2001 and June 30, 2001           (1,748,940)     (1,748,940)
                                                       ------------    ------------
Total stockholders' equity                                8,774,100       8,680,728

Total liabilities and stockholders' equity             $ 67,962,851    $ 70,648,607
                                                       ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)


                                             For the Three Months
                                              Ended September 30,
                                               2001         2000
                                               ----         ----
Interest and fees on loans receivable       $1,181,976   $1,218,279
Interest on mortgage-backed securities           2,214        3,305
Interest on other investments                   42,889       51,874
                                            ----------   ----------
  Total interest income                     $1,227,079   $1,273,458
                                            ----------   ----------

Interest on savings deposits                $  721,610   $  685,751
Interest on borrowed money                          --       59,412
Interest on escrow deposits                        388          676
                                            ----------   ----------
  Total interest expense                    $  721,998   $  745,839

 Net interest income before provision
   for loan losses                             505,081      527,619
Provision for loan losses                           --           --
                                            ----------   ----------
  Net interest income                       $  505,081   $  527,619
                                            ----------   ----------

Other Income
------------
  Loan fees and service charges             $   29,328   $   22,107
  Gain on sales of loans receivable              4,775           --
  Other                                          9,116        2,102
                                            ----------   ----------
    Total other income                      $   43,219   $   24,209
                                            ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits            $  253,175   $  232,674
  Occupancy costs                               26,619       26,483
  Professional services                         12,729       15,327
  Federal deposit insurance premiums             2,707        2,847
  Furniture and fixtures depreciation and
    maintenance                                 10,991       11,719
  Data processing                               20,644       20,671
  Advertising                                    6,779       22,051
  Franchise and other taxes                     12,489       11,466
  Other                                         51,095       47,282
                                            ----------   ----------
    Total noninterest expenses              $  397,228   $  390,520

Income before tax provision                    151,072      161,308

Provision for income taxes                      57,700       62,000
                                            ----------   ----------

    Net Income                              $   93,372   $   99,308
                                            ----------   ----------

    Basic net income per share              $     0.13   $     0.13
    Diluted net income per share            $     0.12   $     0.13


See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended September 30,
                                                                     2001            2000
                                                                     ----            ----

Cash Flows from operating activities
------------------------------------
  Net income                                                     $    93,372    $    99,308
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                 9,985         10,343
         Amortization of loan fees                                    (8,602)       (21,450)
         Gain on sales of loans receivable                            (4,775)            --
         Loans originated for sale                                  (392,500)            --
         Proceeds from loans originated for sale                     397,275             --
         (Increase) decease in accrued interest receivable             9,580        (13,835)
         Increase in prepaid expenses and other assets                (4,083)       (28,134)
         Increase in accrued expenses and other liabilities          104,068         53,709
         Decrease in federal and state income taxes receivable         6,237         10,999
         Increase in federal and state income taxes payable           14,464         33,000
         Increase (decrease) in accrued interest payable
          on savings deposits                                           (239)           249
         Increase  in accrued interest payable on borrowings              --          7,321
                                                                 -----------    -----------
Net cash provided by operating activities                            224,782        151,510

Cash flows from investing activities
------------------------------------
  Proceeds from sale of ground rents                                   2,500             --
  Net decrease in loans receivable                                 1,793,913        394,705
  Purchase of loan participations                                   (232,035)      (141,375)
  Mortgage-backed securities principal repayments                     10,776          6,449
  Purchases of property and equipment                                     --           (379)
                                                                 -----------    -----------
 Net cash provided by investing activities                         1,575,154        259,400

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                     (2,046,233)       483,269
  Net increase in checks outstanding in excess of
   bank balance                                                           --         84,549
  Increase in borrowings                                                  --      1,000,000
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                           (851,188)      (922,884)
  Repurchase of common stock                                              --       (139,133)
                                                                 -----------    -----------
Net cash provided by (used in) financing activities               (2,897,421)       505,801

Net increase (decrease) in cash and cash equivalents             $(1,097,485)   $   916,711
Cash and cash equivalents at beginning of period                   4,432,017      2,085,906
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $ 3,334,532    $ 3,002,617
                                                                 -----------    -----------

Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds           $   721,998    $   745,839
  Income taxes paid                                              $    37,000    $    18,000

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3:  CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Cash equivalents consist of cash, non-interest bearing deposits, variable rate interest bearing deposits in other banks and federal funds sold.

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months ended September 30, 2001 and 2000 as follows:

                                     Three Months Ended      Three Months Ended
                                     September 30, 2001      September 30, 2000
                                     ------------------      ------------------

Net income                               $ 93,372                  $ 99,308
Weighted average shares
  Outstanding basic EPS                   720,804                   757,936
Dilutive items
  Stock options                            40,739                    27,942
  Unvested stock awards                     1,362                       935
Adjusted weighted average shares
   Outstanding used for diluted EPS       762,905                   786,813


NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the September 30, 2001 financial statements.

                                                                                         To Be Well
                                                                                     Capitalized Under
                                                              For Capital            Prompt Corrective
                                       Actual              Adequacy Purposes         Action Provisions
                              -----------------------      ------------------        -----------------
                              Amount          Ratio         Amount     Ratio         Amount       Ratio
                              ------          -----         ------     -----         ------       -----
Total Capital (to
 Risk Weighted
 Assets)                  $  8,434,166        21.2%       $3,182,891    8.0%        $3,978,614      10.0%
Tier I capital (to
 Risk Weighted
 Assets)                     8,150,211        20.5%        1,591,445    4.0%         2,387,168       6.0%
Tier 1 Capital (to
 Average Assets)             8,150,211        12.0%        2,718,732    4.0%         3,398,416       5.0%

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001

The Company's assets decreased $2.6 million or 3.7% to $68.0 million at September 30, 2001 from $70.6 million at June 30, 2001. Cash and cash equivalents decreased $1.1 million or 25.0% to $3.3 million at September 30, 2001 from $4.4 million at June 30, 2001, primarily as a result of a decrease in savings deposits, and a decrease in advance payments by borrowers for taxes, insurance and ground rents, partially offset by a decrease in loans receivable. Savings deposits decreased $2.1 million or 3.5% to $58.1 million at September 30, 2001 from $60.2 million at June 30, 2001. The Company believes the deposit decline is the result of customer reaction to reduced deposit rates, as the Company seeks to manage its net interest margin. Advance payments by borrowers for taxes, insurance and ground rents decreased $900,000 or 75.0% to $300,000 at September 30, 2001 from $1.2 million at June 30, 2001 as the result of the payment of real estate taxes. Net loans receivable decreased $1.5 million or 2.3% to $63.2 million at September 30, 2001 from $64.7 million at June 30, 2001 as a result of normal amortization and payoffs. The Company's stockholders' equity increased $93,000 or 1.1% to $8.8 million at September 30, 2001 from $8.7 million at June 30, 2001 as a result of net income of $93,000 for the three months ended September 30, 2001.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net Income
----------

The Company reported net income of $93,000 for the quarter ended September 30, 2001 compared to $99,000 for the quarter ended September 30, 2000. The $6,000 decrease in net income was primarily due to a decrease in net interest income of $23,000, offset by an increase in noninterest income of $19,000.

Interest Income
---------------

Total interest income decreased by $46,000 or 3.6% to $1,227,000 for the quarter ended September 30, 2001 from $1,273,000 for the quarter ended September 30, 2000. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of $600,000 in the average balance of interest-earning assets to $67.5 million from $68.1 million, and a decrease of 21 basis points in the average yield on interest-earning assets to 7.27% from 7.48%.

The decrease in the average balance of interest-earning assets was due primarily to a decrease in average loans receivable of $1.3 million as a result of payoffs and regular loan amortization, partially offset by an increase in average federal funds sold and other interest earning assets of $700,000.

Interest Expense
----------------

Total interest expense decreased by $24,000 or 3.2% to $722,000 for the quarter ended September 30, 2001 from $746,000 for the quarter ended September 30, 2000. The decrease in total interest expense for the comparable three months periods was due primarily to a decrease of $200,000 in the average balance of interest-bearing liabilities to $58.7 million from $58.9 million and a decrease of 14 basis points in the average yield on interest-bearing liabilities to 4.92% from 5.06%.

The decrease in the average balance of interest-bearing liabilities was due to a decrease in average borrowings of $3.5 million for the three months comparable periods, partially offset by an increase of $3.3 million in the average balance of savings deposits for the three months comparable periods.

Net Interest Income
-------------------

The Company's net interest income decreased by $23,000 or 4.4% to $505,000 for the quarter ended September 30, 2001 from $528,000 for the quarter ended September 30, 2000. The decrease in net interest income was primarily due to a decline in interest income in a greater amount than the decline in interest expense. This is reflected in a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 114.9% from 115.6%, as the Company decreased its average loans receivable. This is also reflected in the Company's net interest margin, which decreased 11 basis points to 2.99% from 3.10%.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months ended September 30, 2001 and September 30, 2000, the Company recorded no provision for loan losses. The Company's nonperforming loans as a percentage of loans receivable was 0.23% and 0.14% at September 30, 2001, and June 30, 2001, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $19,000 or 79.2% to $43,000 for the quarter ended September 30, 2001 from $24,000 for the quarter ended September 30, 2000. The increase in noninterest income was due primarily to an increase of $7,000 in service fees on checking accounts to $21,000 for the quarter ended September 30, 2001 from $14,000 for the quarter ended September 30, 2000, an increase of $5,000 on gain of sales of loans receivable to $5,000 for the quarter ended September 30, 2001 from $0 for the quarter ended September 30, 2000 and an increase of $7,000 in other income to $9,000 for the quarter ended September 30, 2001 from $2,000 for the quarter ended September 30, 2000 due to sales of annuities and miscellaneous fees.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $6,000 or 1.5% to $397,000 for the quarter ended September 30, 2001 from $391,000 for the quarter ended September 30, 2000. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $20,000 or 8.6% to $253,000 for the quarter ended September 30, 2001 from $233,000 for the quarter ended September 30, 2000 as a result of staff additions.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $13.6 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2001, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $3.3 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $2.8 million as of September 30, 2001.

The Company's principal sources of funds are deposits, loan repayments and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2001 totaled $27.4 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary source of cash in investing activities during the three months ended September 30, 2001 was a net decrease of $1.8 million in loans receivable.

The Company's primary uses of cash in financing activities during the three months ended September 30, 2001 consisted of a net decrease of $2.1 million in savings deposits and a net decrease of $900,000 in advance payments by borrowers for taxes, insurance and ground rents.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Reports on Form 8-K
              None

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WYMAN PARK BANCORPORATION, INC.
                                   Registrant


Date:  November 2, 2001            /s/ Ernest A. Moretti
                                   ------------------------------------
                                   Ernest A. Moretti
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 2, 2001            /s/ Ronald W. Robinson
                                   -------------------------------------
                                   Ronald W. Robinson
                                   Treasurer
                                   (Principal Financial and Accounting Officer)