Form 10QSB
period 2001-12-31
WYMAN PARK BANCORPORATION INC
filed 2002-02-05
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934

             For the quarterly period ended December 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of February 5, 2002, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            -------

                                    CONTENTS
                                    --------

PART I.   FINANCIAL INFORMATION                                            PAGE
          ---------------------                                            ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          December 31, 2001 and June 30, 2001................................. 2

          Consolidated Statements of Operations for the Three Month and Six
          Month Periods ended December 31, 2001 and 2000.... ................. 3

          Consolidated Statements of Cash Flows for the Six Month
          Periods Ended December 31, 2001 and 2000............................ 4

          Notes to Consolidated Financial Statements........................ 5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 7-12


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings................................................... 13

Item 2.  Changes in Securities and Use of Proceeds........................... 13

Item 3.  Defaults Upon Senior Securities..................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 13


SIGNATURES................................................................... 14

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                         December 31       June 30,
                                                             2001            2001
                                                        -------------   ------------
                                                               (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                   $    463,437    $    882,696
Interest bearing deposits in other banks                     294,644          93,680
Federal funds sold                                         1,397,657       3,455,641
                                                        ------------    ------------
Total cash and cash equivalents                            2,155,738       4,432,017
Investments                                                2,509,778              --
Loans receivable, net                                     62,290,102      64,712,777
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $131,709 (12/2001)
  and $146,691 (6/2001)                                      128,533         145,796
Federal Home Loan Bank of Atlanta stock, at cost             528,900         528,900
Accrued interest receivable                                  290,398         345,969
Ground rents owned, at cost                                  120,100         122,600
Property and equipment, net                                   74,706          83,069
Federal and state income taxes receivable                     12,191           6,237
Deferred tax asset                                           217,646         217,646
Prepaid expenses and other assets                             71,678          53,596
                                                        ------------    ------------
Total Assets                                            $ 68,399,770    $ 70,648,607
                                                        ------------    ------------

           Liabilities & Stockholders'Equity
           ---------------------------------

Liabilities:
Demand deposits                                         $  5,178,402    $  5,246,632
Money market and NOW accounts                              9,291,639       9,454,074
Time deposits                                             43,840,991      45,481,277
                                                        ------------    ------------
Total deposits                                            58,311,032      60,181,983
Advance payments by borrowers for taxes,
  insurance and ground rents                                 508,058       1,196,077
Accrued interest payable on savings deposits                   8,677          12,544
Federal and state income taxes payable                         2,893          20,455
Accrued expenses and other liabilities                       675,655         556,820
                                                        ------------    ------------
Total liabilities                                         59,506,315      61,967,879

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                   10,117          10,117
Additional paid-in capital                                 4,146,711       4,149,733
Contra equity - Employee Stock Ownership Plan (ESOP)        (451,008)       (451,008)
Retained earnings, substantially restricted                6,936,575       6,720,826
Treasury Stock; 189,223 shares at cost at
  December 31, 2001 and  June 30, 2001                    (1,748,940)     (1,748,940)
                                                        ------------    ------------
Total stockholders' equity                                 8,893,455       8,680,728
                                                        ------------    ------------

Total liabilities and stockholders' equity              $ 68,399,770    $ 70,648,607
                                                        ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)

                                              For the Six Months       For the Three Months
                                               Ended December 31,        Ended December 31,
                                               2001         2000         2001         2000
                                               ----         ----         ----         ----
Interest and fees on loans receivable       $2,333,405   $2,455,594   $1,151,429   $1,237,315
Interest on mortgage-backed securities           4,336        6,496        2,122        3,191
Interest on other investments                   81,324      105,812       38,435       53,938
                                            ----------   ----------   ----------   ----------
  Total interest income                     $2,419,065   $2,567,902   $1,191,986   $1,294,444
                                            ----------   ----------   ----------   ----------

Interest on savings deposits                $1,384,420   $1,422,399   $  662,810   $  736,648
Interest on borrowed money                          --       88,410           --       28,998
Interest on escrow deposits                        648          998          260          322
                                            ----------   ----------   ----------   ----------
  Total interest expense                    $1,385,068   $1,511,087   $  663,070   $  765,968

Net interest income before provision
   for loan losses                           1,033,997    1,056,095      528,916      528,476
Provision for loan losses                          165           --          165           --
                                            ----------   ----------   ----------   ----------
  Net interest income                       $1,033,832   $1,056,095   $  528,751   $  528,476
                                            ----------   ----------   ----------   ----------

Other Income
------------
  Loan fees and service charges             $   54,674   $   47,128   $   25,346   $   25,021
  Gain on sales of loans receivable             24,098           --       19,323           --
  Other                                         21,275        6,438       12,159        4,336
                                            ----------   ----------   ----------   ----------
    Total other income                      $  100,047   $   53,566   $   56,828   $   29,357
                                            ----------   ----------   ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits            $  483,004   $  443,101   $  229,829   $  210,427
  Occupancy costs                               51,185       54,694       24,566       28,211
  Professional services                         33,036       33,808       20,307       18,481
  Federal deposit insurance premiums             5,501        5,699        2,794        2,852
  Furniture and fixtures depreciation and
    maintenance                                 20,499       22,969        9,508       11,250
  Data processing                               40,907       40,916       20,263       20,245
  Advertising                                   15,319       37,506        8,540       15,455
  Franchise and other taxes                     19,172       22,020        6,683       10,554
  Other                                        109,491      105,570       58,396       58,288
                                            ----------   ----------   ----------   ----------
    Total noninterest expenses              $  778,114   $  766,283   $  380,886   $  375,763

Income before tax provision                    355,765      343,378      204,693      182,070

Provision for income taxes                     140,016      132,600       82,316       70,600
                                            ----------   ----------   ----------   ----------

    Net Income                              $  215,749   $  210,778   $  122,377   $  111,470
                                            ----------   ----------   ----------   ----------

    Basic net income per share              $     0.30   $     0.29   $     0.17   $     0.15
    Diluted net income per share            $     0.28   $     0.27   $     0.16   $     0.15

See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended December 31,
                                                                    -----------------------------
                                                                         2001           2000
                                                                         ----           ----
Cash Flows from operating activities
------------------------------------
  Net income                                                         $   215,749    $   210,778
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                    19,572         20,723
         Non-cash compensation under stock based benefit plan             (3,022)            --
         Amortization of loan fees                                       (32,301)       (26,748)
         Provision for loan loss                                             165
         Gain on sales of loans receivable                               (24,098)            --
         Loans originated for sale                                    (1,310,350)            --
         Proceeds from loans originated for sale                       1,334,448             --
         Decease in accrued interest receivable                           55,571         16,533
         (Increase) decrease in prepaid expenses  and other assets       (18,082)        15,346
         Increase in accrued expenses and other liabilities              118,835        111,667
         Increase in federal and sate income taxes receivable             (5,954)          (319)
         Decrease in federal and state income taxes payable              (17,562)        (8,141)
         Increase (decrease) in accrued interest payable on
           savings deposits                                               (3,867)         2,283
         Increase in accrued interest payable on borrowings                   --        (11,896)
                                                                     -----------    -----------
Net cash provided by operating activities                                329,104        330,226

Cash flows from investing activities
------------------------------------
  Increase in investments                                             (2,509,778)            --
  Proceeds from sale of ground rents                                       2,500             --
  Net decrease in loans receivable                                     4,107,162        345,277
  Purchase of loan participations                                     (1,652,351)      (246,519)
  Mortgage-backed securities principal repayments                         17,263         11,805
  Purchases of property and equipment                                    (11,209)          (757)
                                                                     -----------    -----------
 Net cash provided by  (used in) investing activities                    (46,413)       109,806

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                         (1,870,951)     2,796,679
  Decrease in borrowings                                                      --     (2,500,000)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                               (688,019)      (748,780)
  Repurchase of common stock                                                  --       (505,075)
                                                                     -----------    -----------
Net cash used in financing activities                                 (2,558,970)      (957,176)

Net decrease in cash and cash equivalents                            $(2,276,279)   $  (517,144)
Cash and cash equivalents at beginning of period                       4,432,017      2,085,906
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $ 2,155,738    $ 1,568,762
                                                                     -----------    -----------

Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds               $ 1,385,069    $ 1,511,806

  Income taxes paid                                                  $   147,000    $   141,060

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

NOTE 2:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3:   CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Cash equivalents consist of cash, non-interest bearing deposits, variable rate interest bearing deposits in other banks and federal funds sold.

NOTE 4:   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and six months ended December 31, 2001 and 2000 as follows:

                                      Three Months Ended     Six Months Ended
                                           December 31,        December 31,
                                        2001       2000       2001      2000
                                      -------------------   -------------------

Net income                            $122,377   $111,470   $215,749   $210,778
Weighted average shares
  Outstanding basic EPS                724,731    720,126    722,767    739,031
Dilutive items
  Stock options                         49,328     26,025     44,450     27,096
  Unvested stock awards                  2,604        542      1,898        761
Adjusted weighted average shares
   Outstanding used for diluted EPS    776,663    746,693    769,115    766,888


NOTE 5:   REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the December 31, 2001 financial statements.

                                                                                To Be Well
                                                                            Capitalized Under
                                                       For Capital          Prompt Corrective
                                    Actual          Adequacy Purposes       Action Provisions
                           ---------------------    ------------------    --------------------
                              Amount     Ratio      Amount       Ratio       Amount      Ratio
                              ------     -----      ------       -----       ------      -----
Total Capital (to
 Risk Weighted
 Assets)                  $  8,554,171     21.3%    $3,217,833    8.0%    $4,022,291     10.0%
Tier I capital (to
 Risk Weighted
 Assets)                     8,269,171     20.6%     1,608,892    4.0%     2,413,337      6.0%
Tier 1 Capital (to
 Average Assets)             8,269,171     12.1%     2,735,890    4.0%     3,419,863      5.0%

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001

The Company's assets decreased $2.2 million or 3.1% to $68.4 million at December 31, 2001 from $70.6 million at June 30, 2001. Cash and cash equivalents decreased $2.2 million or 50.0% to $2.2 million at December 31, 2001 from $4.4 million at June 30, 2001, primarily as a result of an investment of $2.5 million in a cash management fund, thereby increasing investments to $2.5 million at December 31, 2001 from $0 at June 30, 2001. Net loans receivable decreased $2.4 million or 3.7% to $62.3 million at December 31, 2001 from $64.7 million at June 30, 2001 as a result of normal amortization and payoffs. Savings deposits decreased $1.9 million or 3.2% to $58.3 million at December 31, 2001 from $60.2 million at June 30, 2001. The Company believes the deposit decline is the result of customer reaction to reduced deposit rates, as the Company seeks to manage its net interest margin. Advance payments by borrowers for taxes, insurance and ground rents decreased $700,000 or 58.3% to $500,000 at December 31, 2001 from $1.2 million at June 30, 2001 as the result of the payment of real estate taxes. The Company's stockholders' equity increased $200,000 or 2.3% to $8.9 million at December 31, 2001 from $8.7 million at June 30, 2001 as a result of net income of $200,000 for the six months ended December 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net Income
----------

The Company reported net income of $122,000 for the quarter ended December 31, 2001 compared to $111,000 for the quarter ended December 31, 2000. The $11,000 increase in net income was primarily due to an increase in other income of $28,000, offset by an increase in noninterest expense of $5,000 and an increase in provision for income taxes of $11,000. Net interest income remained basically unchanged as compared to the quarter ended December 31, 2000.

The Company's net income for the six months ended December 31, 2001 was $216,000 compared to $211,000 for the six months ended December 31, 2000. The $5,000 increase in net income was primarily due to an increase in other income of $46,000, offset by a decrease in net interest income of $22,000, an increase in noninterest expense of $12,000 and an increase in provision for income taxes of $7,000.

Interest Income
---------------

Total interest income decreased by $102,000 or 7.9% to $1,192,000 for the quarter ended December 31, 2001 from $1,294,000 for the quarter ended December 31, 2000. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of 61 basis points in the average yield on interest-earning assets to 7.02% from 7.63%, as a result of declining interest rates.

Total interest income decreased by $149,000 or 5.8% to $2,419,000 for the six months ended December 31, 2001 from $2,568,000 for the six months ended December 31,2000. The decrease in total interest income for the comparable six months periods was due primarily to a decrease of 44 basis points in the average yield on interest-earning assets to 7.12% from 7.56%, as a result of declining interest rates.

Interest Expense
----------------

Total interest expense decreased by $103,000 or 13.4% to $663,000 for the quarter ended December 31, 2001 from $766,000 for the quarter ended December 31, 2000. The decrease in total interest expense for the comparable three months periods was due primarily to a decrease of $900,000 in the average balance of interest-bearing liabilities to $58.4 million from $59.3 million and a decrease of 63 basis points in the average yield on interest-bearing liabilities to 4.54% from 5.17%.

The decrease in the average balance of interest-bearing liabilities was due to a decrease in average borrowings of $1.7 million for the three months comparable periods, partially offset by an increase of $800,000 in the average balance of savings deposits for the three months comparable periods.

Total interest expense decreased by $126,000 or 8.3% of $1,385,000 for the six months ended December 31, 2001 from $1,511,000 for the six months ended December 31, 2000. The decrease in total interest expense for the comparable six months periods was due primarily to a decrease of $600,000 in the average balance of interest-bearing liabilities to $58.5 million from $59.1 million and a decrease of 38 basis points in the average yield on interest-bearing liabilities to 4.73% from 5.11%.

The decrease in the average balance of interest-bearing liabilities was due to a decrease in average borrowings of $2.6 million for the six months comparable periods, partially offset by an increase of $2.0 million in the average balance of savings deposits for the six months comparable periods.

Net Interest Income
-------------------

The Company's net interest income remained virtually unchanged at $529,000 for the quarter ended December 31, 2001 from the quarter ended December 31, 2000. This was the result of the decline in interest income being virtually the same as the decline in interest expense. This is reflected in the Company's net interest margin, which increased only 1 basis point to 3.12% from 3.11%.

The Company's net interest income decreased $22,000 or 2.1% to $1,034,000 for the six months ended December 31, 2001 from $1,056,000 for the six months ended December 31, 2000. The decrease in net interest income was primarily due to a decline in interest income in a greater amount than the decline in interest expense. This is reflected in the Company's net interest margin, which decreased 7 basis points to 3.04% from 3.11% for the comparable six month periods.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months ended December 31, 2001, the Company recorded a provision for loan losses of $165. The Company's nonperforming loans as a percentage of loans receivable was 0.23% and 0.14% at December 31, 2001, and June 30, 2001, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income increased by $28,000 or 96.6% to $57,000 for the quarter ended December 31, 2001 from $29,000 for the quarter ended December 31, 2000. The increase in noninterest income was due primarily to an increase of $19,000 in gain on sales of loans receivable for the quarter ended December 31, 2001 from $0 for the quarter ended December 31, 2000 and an increase of $8,000 in other income to $12,000 for the quarter ended December 31, 2001 from $4,000 for the quarter ended December 31, 2000 due to sales of annuities and miscellaneous fees.

Total noninterest income increased by $46,000 or 85.2% to $100,000 for the six months ended December 31,2001 from $54,000 for the six months ended December 31, 2000. The increase in noninterest income was due primarily to an increase of $8,000 in service fees on checking accounts to $55,000 for the six months ended December 31, 2001 from $47,000 for the six months ended December 31, 2000, an increase of $24,000 in gain on sales of loans receivable to $24,000 for the six months ended December 31, 2001 from $0 for the six months ended December 31, 2000 and an increase of $15,000 in other income to $21,000 for the six months ended December 31, 2000 due to sales of annuities and miscellaneous fees.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $5,000 or 1.3% to $381,000 for the quarter ended December 31, 2001 from $376,000 for the quarter ended December 31, 2000. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $20,000 to $230,000 for the quarter ended December 31, 2001 from $210,000 for the quarter ended December 31, 2000, as a result of staff additions.

Total noninterest expenses increased by $12,000 or 1.6% to $778,000 for the six months ended December 31, 2001 from $766,000 for the six months ended December 31, 2000. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $40,000 to $483,000 for the six months ended December 31, 2001 from $443,000 for the six months ended December 31, 2000, partially offset by a decrease in advertising expense of $23,000 to $15,000 for the six months ended December 31, 2001 from $38,000 for the six months ended December 31, 2000. The increase in salaries and employee benefits was the result of staff additions and the decrease in advertising expense was due to the elimination of a billboard advertising campaign.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta and in a short term liquid cash management fund. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $13.7 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments, as well as an investment in a short-term, liquid cash management fund. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2001, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $4.7 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $3.1 million as of December 31, 2001.

The Company's principal sources of funds are deposits, loan repayments and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2001 totaled $22.1 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary source of cash in investing activities during the six months ended December 31, 2001 was a net decrease of $4.1 million in loans receivable, offset by a $1.6 million increase in loan participations.

The Company's primary uses of cash in financing activities during the six months ended December 31, 2001 consisted of a net decrease of $1.9 million in savings deposits and a net decrease of $700,000 in advance payments by borrowers for taxes, insurance and ground rents.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a)  On  October  17,  2001,  Wyman   Park  Bancorporation,  Inc.  (the
              "Company") held its Annual Meeting of Stockholders.

         (b)  Not Applicable

         (c)  Stockholders voted on the following matters:

              (i)  The election of the following three directors of the Company;

                        Votes:                         For         Withheld
                        ------                         ---         --------

                        Allan B. Heaver              566,767       162,004
                        H. Douglas Huether           567,267       161,504
                        Jay H. Salkin                567,267       161,504

          As a result, Allan B. Heaver, H. Douglas Huether and Jay H. Salkin were elected directors for terms to expire in 2004. There were no abstentions or broker non votes.

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


                                    WYMAN PARK BANCORPORATION, INC.
                                    Registrant


Date:  February 5, 2002             /s/ Ernest A. Moretti
                                    --------------------------------------------
                                    Ernest A. Moretti
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 5, 2002             /s/ Ronald W. Robinson
                                    --------------------------------------------
                                    Ronald W. Robinson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)