Form 10QSB
period 2002-03-31
WYMAN PARK BANCORPORATION INC
filed 2002-05-15
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
    X        Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
_________    Exchange Act of 1934

             For the quarterly period ended March 31, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 15, 2002, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            -------

                                    CONTENTS
                                    --------

PART I.  FINANCIAL INFORMATION                                              PAGE
         ---------------------                                              ----

Item I.  Financial Statements

         Consolidated Statements of Financial Condition at
         March 31, 2002 and June 30, 2001......................................2

         Consolidated Statements of Operations for the Three Month and
         Nine Month Periods ended March 31, 2002 and 2001.... .................3

         Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended March 31, 2002 and 2001.................................4

         Notes to Consolidated Financial Statements..........................5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................7-12


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13


SIGNATURES....................................................................14

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                          March 31        June 30,
                                                            2002            2001
                                                       ------------    ------------
                                                        (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                  $    418,482    $    882,696
Interest bearing deposits in other banks                    526,988          93,680
Federal funds sold                                        1,144,494       3,455,641
                                                       ------------    ------------
Total cash and cash equivalents                           2,089,964       4,432,017
Investments                                               3,522,833              --
Loans receivable, net                                    62,030,841      64,712,777
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $117,608 (3/2002)
  and $146,691 (6/2001)                                     116,390         145,796
Federal Home Loan Bank of Atlanta stock, at cost            528,900         528,900
Accrued interest receivable                                 318,000         345,969
Ground rents owned, at cost                                 120,100         122,600
Property and equipment, net                                  73,275          83,069
Federal and state income taxes receivable                     1,209           6,237
Deferred tax asset                                          217,646         217,646
Prepaid expenses and other assets                           923,577          53,596
                                                       ------------    ------------
Total Assets                                           $ 69,942,735    $ 70,648,607
                                                       ------------    ------------

           Liabilities & Stockholders'Equity
           ---------------------------------

Liabilities:
Demand deposits                                        $  5,731,279    $  5,246,632
Money market and NOW accounts                            10,128,079       9,454,074
Time deposits                                            43,563,072      45,481,277
                                                       ------------    ------------
Total deposits                                           59,422,430      60,181,983
Advance payments by borrowers for taxes,
  insurance and ground rents                                814,926       1,196,077
Accrued interest payable on savings deposits                  9,554          12,544
Federal and state income taxes payable                        5,508          20,455
Accrued expenses and other liabilities                      606,998         556,820
                                                       ------------    ------------
Total liabilities                                        60,859,416      61,967,879

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                4,222,378       4,149,733
Contra equity - Employee Stock Ownership Plan (ESOP)       (451,008)       (451,008)
Retained earnings, substantially restricted               7,050,772       6,720,826
Treasury Stock; 189,223 shares at cost at
  March 31, 2002 and  June 30, 2001                      (1,748,940)     (1,748,940)
                                                       ------------    ------------
Total stockholders' equity                                9,083,318       8,680,728
                                                       ------------    ------------

Total liabilities and stockholders' equity             $ 69,942,735    $ 70,648,607
                                                       ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)

                                              For the Nine Months       For the Three Months
                                                Ended March 31,            Ended March 31,
                                               2002         2001         2002          2001
                                               ----         ----         ----          ----
Interest and fees on loans receivable       $3,441,500   $3,691,787   $1,108,095   $1,236,193
Interest on mortgage-backed securities           6,258        9,538        1,922        3,042
Interest on other investments                  112,140      138,891       30,816       33,079
                                            ----------   ----------   ----------   ----------
  Total interest income                     $3,559,898   $3,840,216   $1,140,833   $1,272,314
                                            ----------   ----------   ----------   ----------

Interest on savings deposits                $1,953,782   $2,144,058   $  569,362   $  721,659
Interest on borrowed money                          --      106,733           --       18,323
Interest on escrow deposits                      1,084        1,554          436          556
                                            ----------   ----------   ----------   ----------
  Total interest expense                    $1,954,866   $2,252,345   $  569,798   $  740,538

 Net interest income before provision
   for loan losses                           1,605,032    1,587,871      571,035      531,776
Provision for loan losses                          165           --           --           --
                                            ----------   ----------   ----------   ----------
  Net interest income                       $1,604,867   $1,587,871   $  571,035   $  531,776
                                            ----------   ----------   ----------   ----------
Other Income
------------
  Loan fees and service charges             $   80,465   $   78,572   $   25,791   $   31,444
  Gain on sales of loans receivable             25,937           --        1,839           --
  Other                                         26,475        8,879        5,200        2,441
                                            ----------   ----------   ----------   ----------
    Total other income                      $  132,877   $   87,451   $   32,830   $   33,885
                                            ----------   ----------   ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits            $  723,923   $  690,285   $  240,919   $  247,184
  Occupancy costs                               76,398       84,994       25,213       30,300
  Professional services                         55,549       47,730       22,513       13,922
  Federal deposit insurance premiums             8,138        8,440        2,637        2,741
  Furniture and fixtures depreciation and
    maintenance                                 31,271       34,128       10,772       11,159
  Data processing                               62,829       62,510       21,922       21,594
  Advertising                                   19,244       47,557        3,925       10,051
  Franchise and other taxes                     37,983       42,741       18,811       20,721
  Other                                        177,447      153,628       67,956       48,058
                                            ----------   ----------   ----------   ----------
    Total noninterest expenses              $1,192,782   $1,172,013   $  414,668   $  405,730

Income before tax provision                    544,962      503,309      189,197      159,931

Provision for income taxes                     215,016      193,600       75,000       61,000
                                            ----------   ----------   ----------   ----------
    Net Income                              $  329,946   $  309,709   $  114,197   $   98,931
                                            ----------   ----------   ----------   ----------

    Basic net income per share                   $0.45        $0.42        $0.15        $0.14
    Diluted net income per share                 $0.42        $0.41        $0.14        $0.13

See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended March 31,
                                                                            ---------------------------
                                                                               2002           2001
                                                                               ----           ----
Cash Flows from operating activities
------------------------------------
  Net income                                                               $   329,946    $   309,709
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                          28,640         30,988
         Non-cash compensation under stock based benefit plan                   72,645         75,667
         Amortization of loan fees                                             (54,590)       (37,691)
         Provision for loan loss                                                   165             --
         Gain on sales of loans receivable                                     (25,937)            --
         Loans originated for sale                                          (1,462,750)            --
         Proceeds from loans originated for sale                             1,488,687             --
         Decease in accrued interest receivable                                 27,969          2,291
         Increase in prepaid expenses  and other assets                       (869,981)        (4,058)
         Increase in accrued expenses and other liabilities                     50,178         50,967
         (Increase) decrease in federal and sate income taxes receivable         5,028        (14,713)
         Decrease in federal and state income taxes payable                    (14,947)        (8,748)
         Decrease in accrued interest payable on  savings deposits              (2,990)        (3,813)
         Increase in accrued interest payable on borrowings                         --        (10,007)
                                                                           -----------    -----------
Net cash provided by (used in) operating activities                           (427,937)       390,592

Cash flows from investing activities
------------------------------------
  Purchase of investments                                                   (3,522,833)            --
  Proceeds from sale of ground rents                                             2,500             --
  Net (increase) decrease in loans receivable                                5,162,831        (71,412)
  Purchase of loan participations                                           (2,426,470)      (330,459)
  Mortgage-backed securities principal repayments                               29,406         19,191
  Purchase of FHLB of Atlanta Stock                                                 --        (20,400)
  Purchases of property and equipment                                          (18,846)        (5,449)
                                                                           -----------    -----------
 Net cash used in investing activities                                        (773,412)      (408,529)

Cash flows from financing activities
------------------------------------
  Net increase (decrease) in savings deposits                                 (759,553)     2,037,188
  Decrease in borrowings                                                            --     (2,000,000)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                     (381,151)      (417,624)
  Repurchase of common stock                                                        --       (505,075)
                                                                           -----------    -----------
Net cash used in financing activities                                       (1,140,704)      (885,511)

Net decrease in cash and cash equivalents                                  $(2,342,053)   $  (903,448)
Cash and cash equivalents at beginning of period                             4,432,017      2,085,906
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $ 2,089,964    $ 1,182,458
                                                                           -----------    -----------

Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                     $ 1,954,866    $ 2,252,344

  Income taxes paid                                                        $   197,000    $   217,060

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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3:  CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Cash equivalents consist of cash, non-interest bearing deposits, variable rate interest bearing deposits in other banks and federal funds sold.

NOTE 4:  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and nine months ended March 31, 2002 and 2001 as follows:

                                     Three Months Ended      Six Months Ended
                                          March 31,             March 31,
                                        2002       2001       2002       2001
                                     --------------------  --------------------

Net income                            $114,197   $ 98,931   $329,946   $309,709
Weighted average shares
  Outstanding basic EPS                742,057    710,598    729,104    729,692
Dilutive items
  Stock options                         66,540     32,417     53,133     28,777
  Unvested stock awards                    797        158         --         --
Adjusted weighted average shares
   Outstanding used for diluted EPS    809,394    743,173    782,237    758,469


NOTE 5:  REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the March 31, 2002 financial statements.

                                                                            To Be Well
                                                                         Capitalized Under
                                                  For Capital            Prompt Corrective
                             Actual            Adequacy Purposes         Action Provisions
                     --------------------      ------------------        ------------------
                      Amount       Ratio        Amount      Ratio        Amount       Ratio
                      ------       -----        ------      -----        ------       -----
Total Capital (to
 Risk Weighted
 Assets)             $8,743,920     20.9%      $3,346,125     8.0%      $4,182,657     10.0%
Tier I capital (to
 Risk Weighted
 Assets)              8,460,292     20.2%       1,673,063     4.0%       2,509,594      6.0%
Tier 1 Capital (to
 Average Assets)      8,460,292     12.1%       2,797,343     4.0%       3,496,679      5.0%

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001

The Company's assets decreased $700,000 or 1.0% to $69.9 million at March 31, 2002 from $70.6 million at June 30, 2001. Cash and cash equivalents decreased $2.3 million or 52.3% to $2.1 million at March 31, 2002 from $4.4 million at June 30, 2001, primarily as a result of an increase in investments, offset by a decrease in savings deposits and a decrease in advance payments by borrowers for taxes, insurance and ground rents. Investments increased $3.5 million at March 31, 2002 from $0 at June 30, 2001, as a result of an investment of $3.5 million in a cash management fund. Net loans receivable decreased $2.7 million or 4.2% to $62.0 million at March 31, 2002 from $64.7 million at June 30, 2001 as a result of normal amortization and payoffs. Prepaid expenses and other assets increased $870,000 to $924,000 at March 31, 2002 from $54,000 at June 30, 2001 due to an increase in accounts receivable. This increase relates primarily to an expected insurance company reimbursement to the Bank for an embezzlement discovered by the Bank's senior management in January 2002. The Bank immediately notified the appropriate federal law enforcement and bank regulatory agencies and also commenced its own internal review with the assistance of a special forensic accounting firm. As a result of the review, the Bank has instituted additional controls to prevent a recurrence of this event. In addition, the Bank immediately notified its insurer and submitted a timely claim and the Bank anticipates being reimbursed for the entire amount of the embezzlement less the $10,000 deductible and for the Bank's additional accounting expenses. No depositor of the Bank suffered any loss as a result of this matter. Any additional expenses incurred by the Bank as a result of this matter did not have a material impact on net income. Savings deposits decreased $800,000 or 1.3% to $59.4 million at March 31, 2002 from $60.2 million at June 30, 2001. The Company believes the deposit decline is a result of customer reaction to reduced deposit rates, as the Company seeks to manage its net interest margin. Advance payments by borrowers for taxes, insurance, and ground rents decreased $400,000 or 33.3% to $800,000 at March 31, 2002 from $1.2 million at June 30, 2001 as a result of the payment of real estate taxes. The Company's stockholders' equity increased $400,000 or 4.6% to $9.1 million at March 31, 2002 from $8.7 million at June 30, 2001 primarily due to net income of $300,000 for the nine months ended March 31, 2002.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net Income
----------

The Company reported net income of $114,000 for the quarter ended March 31, 2002 compared to $99,000 for the quarter ended March 31, 2001. The $15,000 increase in net income was primarily due to an increase in net interest income of $39,000, offset by an increase in noninterest expense of $9,000 and an increase in provision for income taxes of $14,000.

The Company's net income for the nine months ended March 31, 2002 was $330,000 compared to $310,000 for the nine months ended March 31, 2001. The $20,000 increase in net income was primarily due to an increase in net interest income of $17,000 and an increase in other income of $46,000, offset by an increase in noninterest expense of $21,000 and an increase in provision for income taxes of $22,000.

Interest Income
---------------

Total interest income decreased by $131,000 or 10.3% to $1,141,000 for the quarter ended March 31, 2002 from $1,272,000 for the quarter ended March 31, 2001. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of 74 basis points in the average yield on interest-earning assets to 6.75% from 7.49%, as a result of declining interest rates.

Total interest income decreased by $280,000 or 7.3% to $3,560,000 for the nine months ended March 31, 2002 from $3,840,000 for the nine months ended March 31,2001. The decrease in total interest income for the comparable nine months periods was due primarily to a decrease of 54 basis points in the average yield on interest-earning assets to 7.00% from 7.54%, as a result of declining interest rates.

Interest Expense
----------------

Total interest expense decreased by $171,000 or 23.1% to $570,000 for the quarter ended March 31, 2002 from $741,000 for the quarter ended March 31, 2001. The decrease in total interest expense for the comparable three months periods was due primarily to a decrease of 116 basis points in the average yield on interest-bearing liabilities to 3.89% from 5.05%.

Total interest expense decreased by $297,000 or 13.2% to $1,955,000 for the nine months ended March 31, 2002 from $2,252,000 for the nine months ended March 31, 2001. The decrease in total interest expense for the comparable nine months periods was due primarily to a decrease of 65 basis points in the average yield on interest-bearing liabilities to 4.45% from 5.10%.

Net Interest Income
-------------------

The Company's net interest income increased $39,000 or 7.3% to $571,000 for the quarter ended March 31, 2002 from $532,000 for the quarter ended March 31, 2001. The increase in net interest income was primarily due to a decline in the average yield on interest bearing liabilities in a greater amount than the decline in the average yield on interest earning assets. This is reflected in the Company's net interest margin, which increased by 25 basis points to 3.38% from 3.13% for the comparable three months periods.

The Company's net interest income increased $17,000 or 1.1% to $1,605,000 for the nine months ended March 31, 2002 from $1,588,000 for the nine months ended March 31, 2001. The increase in net interest income was primarily due to a decline in the average yield on interest bearing liabilities in a greater amount than the decline in the average yield on interest earning assets. This is reflected in the Company's net interest margin, which increased by 3 basis points to 3.15% from 3.12% for the comparable nine months periods.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate.

Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months ended March 31, 2002, the Company recorded no provision for loan losses. During the nine months ended March 31, 2002, the Company recorded a provision for loan losses of $165. During the three months and nine months ended March 31, 2001, the Company recorded no provision for loan losses. The Company's nonperforming loans as a percentage of loans receivable was 0.29% and 0.14% at March 31, 2002, and June 30, 2001, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income remained virtually unchanged at $33,000 for the quarter ended March 31, 2002 compared to $34,000 for the quarter ended March 31, 2001.

Total noninterest income increased by $46,000 or 52.9% to $133,000 for the nine months ended March 31,2002 from $87,000 for the nine months ended March 31, 2001. The increase in noninterest income was due primarily to an increase of $26,000 in gain on sales of loans receivable to $26,000 for the nine months ended March 31, 2002 from $0 for the nine months ended March 31, 2001 and an increase of $17,000 in other income to $26,000 for the nine months ended March 31, 2001 from $9,000 for the nine months ended March 31, 2001 due to sales of annuities and miscellaneous fees.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $9,000 or 2.2% to $415,000 for the quarter ended March 31, 2002 from $406,000 for the quarter ended March 31, 2001. The increase in noninterest expenses was primarily due to an increase in other non interest expense of $20,000 to $68,000 for the quarter ended March 31, 2002 from $48,000 for the quarter ended March 31, 2001, primarily due to an accrual of the deductible of $10,000 on the Company's blanket bond in connection with the pending insurance claim.

Total noninterest expenses increased by $21,000 or 1.8% to $1,193,000 for the nine months ended March 31, 2002 from $1,172,000 for the nine months ended March 31, 2001. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $33,000 to $723,000 for the nine months ended March 31, 2002 from $690,000 for the nine months ended March 31, 2001 and an increase in other non interest expense of $23,000 to $177,000 for the nine months ended March 31, 2002 from $154,000 for the nine months ended March 31, 2001, partially offset by a decrease in advertising expense of $29,000 to $19,000 for the nine months ended March 31, 2002 from $48,000 for the nine months ended March 31, 2001. The increase in salaries and employee benefits was the result of staff additions, the increase in other non interest expense was primarily due to an accrual of the deductible on the Company's blanket bond and the decrease in advertising expense was due to the elimination of a billboard advertising campaign.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta and in a short term liquid cash management fund. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $14.0 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments, as well as an investment in a short-term, liquid cash management fund. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2002, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $5.6 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $3.2 million as of March 31, 2002.

The Company's principal sources of funds are deposits, loan repayments and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2002 totaled $20.9 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary source of cash in investing activities during the nine months ended March 31, 2002 was a net decrease of $5.2 million in loans receivable, offset by a $2.4 million increase in loan participations.

The Company's primary uses of cash in financing activities during the nine months ended March, 2002 consisted of a net decrease of $700,000 in savings deposits and a net decrease of $400,000 in advance payments by borrowers for taxes, insurance and ground rents.

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




                                    WYMAN PARK BANCORPORATION, INC.
                                    Registrant


Date:  May 15, 2002                 /s/ Ernest A. Moretti
                                    ------------------------------------
                                    Ernest A. Moretti
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 15, 2002                 /s/ Ronald W. Robinson
                                    -------------------------------------
                                    Ronald W. Robinson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)