Form 10KSB
period 2002-06-30
WYMAN PARK BANCORPORATION INC
filed 2002-09-27
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to
     -----------------------------         -----------------------------------
     Commission file number 0-23345

                         WYMAN PARK BANCORPORATION, INC.
--------------------------------------------------------------------------------

         Delaware                                                 52-2068893
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

11 West Ridgely Road, Lutherville, Maryland                             21093
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $4,881,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of June 30, 2002, was approximately $5.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 27, 2002 there were 822,490 shares issued and outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2002 (Part II)

2.   Portions of Proxy Statement for 2002 Annual Meeting of  Stockholders  (Part
     III)

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

     At June 30, 2002, the Company had assets of $71.0 million, deposits of $60.0 million and stockholders' equity of $9.4 million.

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

     Merger Agreement With Bradford Bank. On July 9, 2002, the Company entered into a Merger Agreement with Bradford Bank, whereby Bradford Bank will purchase all the outstanding shares of the Company for $14.55 per share in cash. Bradford Bank will also pay $14.55, less the respective exercise price, for each outstanding stock option. The merger is subject to stockholder and regulatory approval. The merger price is also subject to possible reduction to the extent that the Company's termination of its defined benefit pension plan, prior to the merger, exceeds $100,000.

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


                                                                                         June 30,
                                                                           ---------------------------------------
                                                                              2002                     2001
                                                                           -------------         -----------------
                                                                             Amount                    Amount
                                                                             ------                    ------

                                                                                   (Dollars in Thousands)

Real Estate Loans:
 One- to four-family ...................................................... $ 44,854                  $ 51,189
 Multi-family .............................................................      136                       871
 Commercial ...............................................................    8,878                     7,467
 Construction or development - residential ................................      700                       528
 Construction or development - commercial .................................    1,763                     1,885
                                                                              ------                    ------
     Total real estate loans ..............................................   56,331                    61,940


Commercial Non-Real Estate Loans ..........................................    2,638                     1,585

Other Loans:
 Consumer Loans:
   Deposit account loans ..................................................      142                       168
   Home equity ............................................................    3,083                     3,087
   Home improvement .......................................................       20                        23
   Overdraft lines of credit ..............................................        7                        14
                                                                              ------                    ------
      Total consumer loans ................................................    3,252                     3,292
                                                                              ------                    ------
      Total loans, gross ..................................................   62,221                    66,817
                                                                              ------                    ------
Less:
 Loans in process .........................................................     (734)                   (1,668)
 Deferred fees and discounts ..............................................     (130)                     (151)
 Allowance for losses .....................................................     (284)                     (285)
                                                                               ------                    ------
      Total loans receivable, net ......................................... $ 61,073                  $ 64,713
                                                                            ========                  ========



     Loan Maturities. The following table reflects at June 30, 2002 the dollar amount of loans maturing or subject to rate adjustment based on their contractual terms to maturity. Loans with fixed rates are reflected based upon the contractual repayment schedule while loans with variable interest rates are reflected based upon the contractual repayment schedule up to the contractual rate adjustment date. Demand loans, loans having no stated schedule of repayments and loans having no stated maturity are reported as due within one year or less.

                                                            Due in One      Due After One Year      Due After
                                                            Year or Less    through Five Years      Five Years       Total
                                                            ------------    ------------------      ----------       -----
                                                                                       (In thousands)
One-to-four family .....................................      $ 3,425             $14,060             $27,369        $44,854
Multi-family and Commercial ............................          542               2,198               6,274          9,014
Commercial Non-Real Estate .............................        1,589                 202                 847          2,638
Consumer loans .........................................        3,232                   5                  15          3,252
Construction or development ............................        1,700                 763                              2,463
                                                              -------             -------             -------        -------
                       Total ...........................      $10,488             $17,228             $34,505        $62,221
                                                              =======             =======             =======        =======


     The following table sets forth the dollar amount of loans maturing subsequent to the year ending June 30, 2003 between those with predetermined interest rates and those with floating, or variable, interest rates.


                                                            Fixed               Variable
                                                            Rate                  Rate                 Total
                                                            ----                  ----                 -----
                                                                             (In thousands)
One-to-four family.................................         $ 29,396                $12,033             $41,429
Multi-family and Commercial........................            5,977                  2,495               8,472
Commercial Non-Real Estate                                       779                    270               1,049
Consumer loans.....................................               20                                         20
Construction or development........................                                     763                 763
                                                             -------                -------             -------
                       Total                                 $36,172                $15,561             $51,733
                                                             =======                =======             =======



     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At June 30, 2002, based on the above, the Company's regulatory loan-to-one borrower limit was approximately $1.3 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount. As of June 30, 2002, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $971,000 loan secured by condominiums. The next largest indebtedness had an outstanding balance of $927,000 and was secured by a commercial office building and a strip shopping center. The third largest indebtedness had an outstanding balance of $826,000 and was secured by rental and investment properties. Such loans are performing in accordance with their terms.

One- to Four-Family Residential Real Estate Lending

     The principal activity of the Company's lending program involves the origination of loans secured by first mortgages on owner-occupied one- to four-family residences. At June 30, 2002, $44.9 million, or 72.1% of the Company's gross loan portfolio consisted of such loans. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's market area.

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

     The Company's ARM and balloon loans are offered at rates, terms and points determined in accordance with market and competitive factors. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. Balloon loans also have terms of up to 30 years. Though from time to time "teaser" rates are offered, applicants are qualified pursuant to Freddie Mac guidelines, which permits qualifications at less than the fully indexed rate, and no ARMs allow for negative amortization. The interest rates on the ARMs originated by the Company are generally subject to adjustment at one-, three- and five-year intervals based on a margin over the Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of the Company's ARMs are generally limited to 6% above the initial interest rate over the life of the loan, and up to a 2% per adjustment period per year or per adjustment period. The Company's ARMs may be convertible into fixed-rate loans, depending on the program selected, and do not contain prepayment penalties. Loans are not assumable. At June 30, 2002, the total balance of one- to four-family ARMs was $14.5 million, or 23.3% of the Company's gross loan portfolio.

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

Construction and Development Lending

     The Company makes construction loans to individuals for the construction of their primary or secondary residences. Loans to individuals for the construction of their residences typically run for up to nine months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2002 residential construction loans totaled $700,000, or 1.1% of the Company's gross loan portfolio.

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

Commercial Real Estate Lending

     The Company's commercial real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, warehouses, small office buildings, small industrial parks and shopping centers. At June 30, 2002, the Company had $8.9 million in commercial real estate loans, comprising 14.3% of the Company's gross loan portfolio, and $1.8 million in commercial construction loans, representing 2.9% of the Company's gross loan portfolio.

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

Multi-Family Lending

     The Company has historically made few permanent multi-family loans in its primary market area. As with commercial real estate loans, multi-family loans present a higher level of credit risk than do loans secured by one- to four-family residences. At June 30, 2002, loans secured by multi-family properties aggregated $136,000, or 0.2% of the Company's gross loan portfolio.

     The Company's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Company's market area.

Consumer Lending

     The Company offers a variety of consumer loans, including loans secured by savings deposits, home equity lines of credit and overdraft lines of credit as well as unsecured home improvement loans. The Company currently originates substantially all of its consumer loans in its market area. At June 30, 2002, the Company's consumer loans totaled $3.3 million or 5.3% of the Company's gross loan portfolio.

     The largest component of the Company's consumer lending program is its home equity line. At June 30, 2002, home equity loans totaled $3.1 million or 5.0% of gross loans receivable. The Company's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 90% of the appraised value of the property securing the loan. At June 30, 2002, the Company had $5.9 million of funds committed, but undrawn, under such lines.

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

Delinquencies and Non-Performing Assets

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful, such as when there has been non payment for 90 days or more. Foreclosed assets include assets acquired in settlement of loans. As of June 30, 2002, there were no loans that were accruing but contractually past due 90 days or more as to principal and interest payments. Also, there were no loans that were "troubled debt restructurings" within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                                   June 30,
                                                                   ------------------------------------------
                                                                         2002                    2001
                                                                   ------------------     -------------------
                                                                             (Dollars in Thousands

         Non-accruing loans                                                $ 64                  $ 112
                                                                           ----                  -----
         Total non-performing assets.......................                $ 64                  $ 112
                                                                           ====                  =====

         Total as a percentage of total assets.............                0.09%                 0.16%
                                                                           ====                  =====


     As of the most recent reported period, $2,273 in gross interest income would have been recorded for the year ended June 30, 2002 if the loans had been current in accordance with their original terms and had been outstanding throughout the year ended June 30, 2002 or since their origination (if held for only part of the fiscal year). For the year ended June 30, 2002, $1,177 in interest income on such loans was actually included in net income.

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

     On the basis of management's review of its assets, at June 30, 2002, the Company had two loans totaling $64,000 classified substandard.

     Other Assets of Concern. In addition to non-performing loans and substandard loans discussed above, as of June 30, 2002, the Company had seven loans totaling $626,000, which, because of known information about the possible credit problems of the borrowers or the cash flows of the security property, would cause management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and may result in the future inclusion of such assets in non-performing asset categories.

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

     As of June 30, 2002, the Company's allowance for loan losses as a percent of gross loans receivable amounted to 0.5%. The Company had one non-performing loan. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                                                   June 30,
                                                                                     -------------------------------------
                                                                                           2002                 2001
                                                                                     -----------------     ---------------
                                                                                            (Dollars in Thousands
Balance at beginning of period..............................................           $      285             $     285

Charge-offs ................................................................                    1                    --

Additions charged to operations.............................................                   --                    --
                                                                                        ---------                 -----
Balance at end of period....................................................            $     284             $     285
                                                                                        =========             =========


Ratio of net charge-offs during the period to
Average loans outstanding during the period.................................                   --                    --
                                                                                        =========             =========
Ratio of net charge-offs during the period to
Average non-performing assets...............................................                   --%                   --%
                                                                                        =========             =========

     The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                                  June 30,
                                                      ---------------------------------------------------------------
                                                                  2002                            2001
                                                      --------------------------------- -----------------------------
                                                                         Percent                           Percent
                                                                        of Loans                          of Loans
                                                                         in Each                           in Each
                                                         Amount of      Category           Amount of      Category
                                                         Loan Loss      to Total           Loan Loss      to Total
                                                         Allowance        Loans            Allowance        Loans
                                                         ---------        -----            ---------        -----
                                                                           (Dollars in Thousands)

One- to four-family ..................................     $ 24         72.09%               $ 27            78.84%
Multi-family .........................................       --          0.22                  --             1.33
Commercial real estate ...............................      101         14.27                  78            12.06
Commercial non-real estate ...........................       26          4.24                  16             2.43
Construction or development ..........................       --          3.96                  --             0.30
Consumer .............................................       --          5.22                  --             5.04
Unallocated ..........................................      133         --                    164            --
                                                           ----        ------                ----           ------
    Total ............................................     $284        100.00%               $285           100.00%
                                                           ====        ======                ====           ======


Investment Activities

     As part of its asset/liability management strategy and liquidity requirements, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company's investment policy also allows for investments in overnight funds, mortgage-backed securities and certificates of deposit. The Company may consider the expansion of investments into other securities if deemed appropriate. At June 30, 2002, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's investment securities portfolio.

     All of the Company's investment securities, except mortgage-backed securities, are classified as available for sale. Mortgage-backed securities are classified as held to maturity. The Company may elect to classify investment securities acquired in the future as trading securities or as held to maturity, instead of available-for-sale, but there are no current plans to do so.

     The following table sets forth the composition of the Company's investment and mortgage-backed securities at the dates indicated.

                                                                                     June 30,
                                                              ----------------------------------------------------------
                                                                        2002                          2001
                                                              -------------------------     ----------------------------
                                                               Book                           Book
                                                               Value         % of Total       Value          % of Total
                                                               -----         ----------       -----          ----------
                                                                                (Dollars in Thousands)
Investment securities:
   FHLB stock ............................................    $  529           100.00%        $  529           100.00%
                                                              ======           ======         ======           ======

Other interest-earning assets:
   Interest bearing deposits with banks ..................   $ 3,516            43.10%        $   94             2.65%

   Federal funds sold ....................................     4,641            56.90          3,456            97.35
                                                               -----            -----          -----            -----
   Total .................................................    $8,157           100.00%        $3,550           100.00%
                                                              ======           ======         ======           ======

Securities Held to Maturity:
Mortgage-backed securities:
   FNMA ..................................................    $   --               --         $    1             0.68%
   FHLMC .................................................       109           100.00            145            99.32
                                                              ------           ------         ------           ------
   Total mortgage-backed securities ......................    $  109           100.00%        $  146           100.00%
                                                              ======           ======         ======           ======



     The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 2002.

                                                                       Due after       Due after       June 30, 2002
                                                                     5 through 10    10 through 20        Balance
                                                                         Years           Years          Outstanding
                                                                   --------------    --------------   ----------------
                                                                                     (In Thousands)

        FHLMC......................................                  $      1           $       108      $         109
                                                                     ----------         -----------      -------------


           Total........................................             $      1           $       108      $         109
                                                                     ========           ===========      =============


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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Company's mix of transaction accounts and certificate accounts is less favorable than its peers, resulting in a higher cost of funds for the Company in relation to its peer group. At June 30, 2002, 26.3% of the Company's deposits were in transaction accounts, versus 73.7% in certificates.

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

                                                                                      June 30,
                                                         ------------------------------------------------------------------
                                                                       2002                                  2001
                                                         -------------------------------     ------------------------------
                                                         Average Amount     Average Rate     Average Amount    Average Rate
                                                         --------------     ------------     --------------    ------------
                                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:

Demand Deposits ....................................         $ 5,294            1.64%            $ 5,217         2.32%
Money Market & NOW Accounts ........................           9,482            1.56               8,950         2.28
                                                               -----            ----               -----         ----

    Total Non-Certificates .........................          14,776            1.59              14,167         2.29
                                                              ------            ----              ------         ----

Certificates:

Total Certificates .................................          44,029            5.15              43,133         5.91
                                                              ------            ----              ------         ----
Total Deposits .....................................         $58,805            4.26%            $57,300         5.02%
                                                             =======            ====             =======         ====


     At June 30, 2002, the Company had approximately $7.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:



                                 Maturity Period                                    Amount
           -------------------------------------------------------------     ----------------------
                                                                              (Dollars in Thousands)

           Three months or less....................................               $     1,115
           Over three through six months...........................                     1,312
           Over six through 12 months..............................                     1,258
           Over 12 months..........................................                     3,810
                --                                                                 ----------
                  Total............................................                $    7,495
                                                                                   ==========



     Borrowings. The Company's other available sources of funds include advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings. As a member of the FHLB of Atlanta, the Association is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Association's total credit line at the FHLB of Atlanta was approximately $14.0 million at June 30, 2002, of which the Association had drawn down nothing through FHLB advances.

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

     The Company attracts all of its deposits through the communities in which its offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same  community.
The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff. At June 30, 2002, the Company had in excess of 60 financial institutions competing with it in its market area. The Company estimates its market share of savings deposits in its market area to be approximately 11.4%.

Employees

     At June 30, 2002, the Company had a total of 14 full-time employees and three part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

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

     The following table sets forth the Association's compliance with its regulatory capital requirements as of June 30, 2002.

                                                  Association's                   Capital
                                                  -------------                   -------
                                                     Capital                     Requirements              Excess Capital
                                                     -------                     ------------           ---------------------
                                                Amount     Percent             Amount    Percent        Amount        Percent
                                                ------     -------             ------    -------        ------        -------

Tangible capital.................              $8,741,000   12.3%             $1,065,000   1.5%         $ 7,676,000      10.8%
Core capital.....................               8,741,000   12.3               2,839,000   4.0            5,902,000       8.3
Total risk-based capital.........               9,025,000   21.8               3,310,000   8.0            5,715,000      13.8



     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Act ("FDI Act") requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. The federal bank regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three
"undercapitalized" categories will be subject to certain severe regulatory sanctions required by the FDI Act and the implementing regulations. As of June 30, 2002, Wyman Park was "well-capitalized" as defined by the regulations.

     Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA") and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution would similarly be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2002, Wyman Park qualified as a QTL.

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

     Reserve Requirements. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, Wyman Park was in compliance with these reserve requirements.

     Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, Wyman Park is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Wyman Park was in compliance with this requirement, with an investment in FHLB stock at June 30, 2002 of $528,900.

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

Item 2. Description of Properties

     The following table sets forth information concerning the main office and a branch office of the Company at June 30, 2002.



                                                               Owned                  Net Book
                                           Year                 Or                   Value at
       Location                           Opened              Leased(1)            June 30, 2002
       --------                           ------              ---------            -------------

Main Office:

11 Ridgely Road                            1977              Land Leased;(2)           $26,291
Lutherville, MD  21093                                       Building Owned

Branch Office:

7963 Baltimore/Annapolis Blvd.             1981              Leased;(3)                  N/A
Glen Burnie, MD  21060

--------------------------------
(1)        See Note 6 to Notes to Consolidated Financial Statements.
(2)        There are four, five-year options which expire in May 2027.
(3)        Lease expires in November 2006.

Item 3. Legal Proceedings

     From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to its business. At June 30, 2002, there were no legal proceedings which management anticipates would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

     The information contained under the section captioned "Stock Listing and Price Range of Common Stock" in the Company's 2002 Annual Report to Shareholders (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.


Item 6. Management's Discussion and Analysis or Plan of Operation

     The information contained in the table captioned  "Management's  Discussion
and  Analysis  or  Plan  of  Operation"  in  the  Company's   Annual  Report  is
incorporated herein by reference.

Item 7. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2002, is incorporated by reference in this Annual Report on Form 10-KSB and attached hereto as Exhibit 13.

Report of Independent Auditors
Consolidated Statements of Financial Condition as of June 30, 2002 and 2001 Consolidated Statements of Operations for the Years Ended June 30, 2002 and 2001 Consolidated Statements of Stockholders' Equity for Years Ended
     June 30, 2002 and 2001
Consolidated Statements of Cash Flows for Years Ended June 30, 2002 and 2001
  Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

Equity Compensation Plan Information.

          The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of
June 30, 2002.


                                                        (a)                         (b)                          (c)
                                                     Number of                   Weighted-                    Number of
                                                 securities to be                 average               securities remaining
                                                    issued upon               exercise price                available for
                                                    exercise of               of outstanding            future issuance under
                                                    outstanding                  options,             equity compensation plans
                                                 options, warrants             warrants and             (excluding securities
     Plan category                                  and rights                    rights              reflected in column (a))
-------------------------------------           -------------------          ----------------        --------------------------

Equity compensation plans
 approved by security holders:

           1998 Stock Option Plan                     168,909                      $5.60                       29,820

Equity compensation plans not
 approved by security holders:                          N/A                         N/A                          N/A
-------------------------------------           -------------------          ----------------          ---------------------
Total                                                 168,909                      $5.60                       29,820
                                                   ============                 ==========                ================

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


(a) Filed as exhibits to the Company's Form SB-2 Registration Statement as initially filed on September 22, 1997 and subsequently amended (File No. 333-36119) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.
(b) Filed as exhibit 10(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
(c) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the year ended June 30, 2002.

                                   SIGNATURES

          In  accordance  with  Section  13 of 15(d) of the  Exchange  Act,  the
     registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.


                                               WYMAN PARK BANCORPORATION,
                                               INC.

Date: September 27, 2002                       By:  /s/ Ernest A. Moretti
      ------------------                            ---------------------
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


By: /s/ Ernest A. Moretti                   /s/ Ronald W. Robinson
    ---------------------                   --------------------------
    Ernest A. Moretti                          Ronald W. Robinson,
    (Principal Executive Officer)               (Principal Financial
                                                  and Accounting Officer)

Date: September 27, 2002                   Date: September 27, 2002
      ------------------                         ------------------

By: /s/ Allan B. Heaver                    By:  /s/ H. Douglas Heuther
    --------------------------                  --------------------------
    Allan B. Heaver,                           H. Douglas Huether, Director
    Chairman of the Board

Date: September 27, 2002                   Date: September 27, 2002
      ------------------                         ------------------

By: /s/ John K. White                      By:  /s/ John R. Beever
    -------------------------                   -----------------------------
    John K. White, Director                      John R. Beever, Director

Date: September 27, 2002                   Date: September 27, 2002
      ------------------                         ------------------
By: /s/ Albert M. Copp                     By: /s/ Gilbert D. Marsiglia
    --------------------------                 ------------------------------
    Albert M. Copp, Director                   Gilbert D. Marsiglia, Sr.,
                                                  Director

Date: September 27, 2002                   Date: September 27, 2002
      ------------------                         ------------------

By: /s/ Jay H. Salkin                      By:  /s/ G. Scott Barhight
    -----------------                           ---------------------
       Jay H. Salkin, Director                    G. Scott Barhight, Director

Date: September 27, 2002                   Date: September 27, 2002
      ------------------                         ------------------

                                  CERTIFICATION

I, Ernest A. Moretti, certify that:

     (1) I have reviewed this annual report on Form 10-K of Wyman Park Bancorporation, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 27, 2002

/s/ Ernest A. Moretti
-----------------------
Ernest A. Moretti
Chief Executive Officer

I, Ronald W. Robinson, certify that:

     (1) I have reviewed this annual report on Form 10-K of Wyman Park Bancorporation, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 27, 2002


/s/ Ronald W. Robinson
-----------------------
Ronald W. Robinson
Chief Financial Officer