Form 10QSB
period 2002-09-30
WYMAN PARK BANCORPORATION INC
filed 2002-11-12
CIK 1046354

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934

     For the quarterly period ended September 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 12, 2002, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X

                                    CONTENTS
                                    --------

PART I.   FINANCIAL INFORMATION                                             PAGE
          ---------------------                                             ----

Item I.   Financial Statements

          Consolidated Statements of Financial Condition at
          September 30, 2002 and June 30, 2002............................     2

          Consolidated Statements of Operations for the Three Month
          Periods ended September 30, 2002 and 2001.... ..................     3

          Consolidated Statements of Cash Flows for the Three Month
          Periods Ended September 30, 2002 and 2001.......................     4

          Notes to Consolidated Financial Statements......................   5-6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  7-10

Item 3.  Controls and Procedures..........................................    11


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings................................................    12

Item 2.  Changes in Securities and Use of Proceeds........................    12

Item 3.  Defaults Upon Senior Securities..................................    12

Item 4.  Submission of Matters to a Vote of Security Holders..............    12

Item 5.  Other Information................................................    12

Item 6.  Exhibits and Reports on Form 8-K.................................    12


SIGNATURES................................................................    13

CERTIFICATIONS............................................................ 14-15

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                        September 30       June 30,
                                                            2002             2002
                                                            ----             ----
                                                        (Unaudited)
         Assets
         ------
Cash and noninterest bearing deposits                  $    860,117    $    263,180
Interest bearing deposits in other banks                  1,384,396       3,516,191
Federal funds sold                                        4,993,739       4,641,478
                                                       ------------    ------------
Total cash and cash equivalents                           7,238,252       8,420,849
Investments                                               4,010,637               -
Loans receivable, net                                    57,148,126      61,072,782
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $103,617 (9/2002)
  and $111,684 (6/2002)                                     102,030         109,306
Federal Home Loan Bank of Atlanta stock, at cost            528,900         528,900
Accrued interest receivable                                 285,245         319,109
Ground rents owned, at cost                                 120,100         120,100
Property and equipment, net                                  82,953          92,141
Federal and state income taxes receivable                       572               -
Deferred tax asset                                          216,740         216,740
Prepaid expenses and other assets                           309,652         131,504
                                                       ------------    ------------
Total Assets                                           $ 70,043,207    $ 71,011,431
                                                       ------------    ------------

        Liabilities & Stockholders'Equity
        ---------------------------------

Liabilities:
Demand deposits                                        $  5,557,890    $  5,649,688
Money market and NOW accounts                            10,068,556      10,097,757
Time deposits                                            43,925,001      44,240,930
                                                       ------------    ------------
Total deposits                                           59,551,447      59,988,375
Advance payments by borrowers for taxes,
  insurance and ground rents                                316,227       1,104,059
Accrued interest payable on savings deposits                  9,228           9,650
Federal and state income taxes payable                       65,715          14,643
Accrued expenses and other liabilities                      633,104         532,045
                                                       ------------    ------------
Total liabilities                                        60,575,721      61,648,772

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                4,264,703       4,264,703
Contra equity - Employee Stock Ownership Plan (ESOP)       (366,126)       (366,126)
Retained earnings, substantially restricted               7,307,732       7,202,905
Treasury Stock; 189,223 shares at cost at
  September 30, 2002 and  June 30, 2002                  (1,748,940)     (1,748,940)
                                                       ------------    ------------
Total stockholders' equity                                9,467,486       9,362,659
                                                       ------------    ------------
Total liabilities and stockholders' equity             $ 70,043,207    $ 71,011,431
                                                       ------------    ------------

See accompanying notes to financial statements.

                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)


                                             For the Three Months
                                              Ended September 30,
                                                2002        2001
                                                ----        ----
Interest and fees on loans receivable       $1,040,341   $1,181,976
Interest on mortgage-backed securities           1,183        2,214
Interest on investment securities               10,637            -
Interest on other investments                   35,263       42,889
                                            ----------   ----------
  Total interest income                     $1,087,424   $1,227,079
                                            ----------   ----------

Interest on savings deposits                $  542,314   $  721,610
Interest on escrow deposits                        321          388
                                            ----------   ----------
  Total interest expense                    $  542,635   $  721,998

 Net interest income before provision
   for loan losses                             544,789      505,081
Provision for loan losses                            -            -
                                            ----------   ----------
  Net interest income                       $  544,789   $  505,081
                                            ----------   ----------
Other Income
------------
  Loan fees and service charges             $   21,577   $   29,328
  Gain on sales of loans receivable              1,650        4,775
  Other                                          8,211        9,116
                                            ----------   ----------
    Total other income                      $   31,438   $   43,219
                                            ----------   ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits            $  267,904   $  253,175
  Occupancy costs                               23,374       26,619
  Professional services                         14,244       12,729
  Federal deposit insurance premiums             2,561        2,707
  Furniture and fixtures depreciation and
    maintenance                                 14,671       10,991
  Data processing                               21,295       20,644
  Advertising                                    3,889        6,779
  Franchise and other taxes                      9,664       12,489
  Other                                         46,798       51,095
                                            ----------   ----------
    Total noninterest expenses              $  404,400   $  397,228

Income before tax provision                    171,827      151,072

Provision for income taxes                      67,000       57,700
                                            ----------   ----------
    Net Income                              $  104,827   $   93,372
                                            ----------   ----------
    Basic net income per share              $     0.14   $     0.13
    Diluted net income per share            $     0.12   $     0.12


See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                               2002            2001
                                                                               ----            ----

Cash Flows from operating activities
------------------------------------
  Net income                                                               $   104,827    $    93,372
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                           9,680          9,985
         Amortization of loan fees                                             (21,660)        (8,602)
         Gain on sales of loans receivable                                      (1,650)        (4,775)
         Loans originated for sale                                            (165,000)      (392,500)
         Proceeds from loans originated for sale                               166,650        397,275
         Decease in accrued interest receivable                                 33,864          9,580
         Increase in prepaid expenses and other assets                        (178,148)        (4,083)
         Increase in accrued expenses and other liabilities                    101,059        104,068
         (Increase) decrease in federal and sate income taxes receivable          (572)         6,237
         Increase in federal and state income taxes payable                     51,072         14,464
         Decrease in accrued interest payable on  savings deposits                (422)          (239)
                                                                           -----------    -----------
Net cash provided by operating activities                                       99,700        224,782

Cash flows from investing activities
------------------------------------
  Increase in investments                                                   (4,010,637)             -
  Proceeds from sale of ground rents                                                 -          2,500
  Net decrease in loans receivable                                           4,520,449      1,793,913
  Purchase of loan participations                                             (574,133)      (232,035)
  Mortgage-backed securities principal repayments                                7,276         10,776
  Purchases of property and equipment                                             (492)             -
                                                                           -----------    -----------
 Net cash (used in) provided by investing activities                           (57,537)     1,575,154

Cash flows from financing activities
------------------------------------
  Net decrease in savings deposits                                            (436,928)    (2,046,233)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                                     (787,832)      (851,188)
  Repurchase of common stock                                                         -              -
                                                                           -----------    -----------
Net cash used in financing activities                                       (1,224,760)    (2,897,421)

Net decrease in cash and cash equivalents                                  $(1,182,597)   $(1,097,485)
Cash and cash equivalents at beginning of period                             8,420,849      4,432,017
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $ 7,238,252    $ 3,334,532
                                                                           -----------    -----------
Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds                     $   543,057    $   721,998

  Income taxes paid                                                        $     7,500    $    37,000

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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3: CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Cash equivalents consist of cash, non-interest bearing deposits, variable rate interest bearing deposits in other banks and federal funds sold.

NOTE 4: EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months ended September 30, 2002 and 2001 as follows:

                                                  Three Months Ended
                                                      September 30,
                                                  2002            2001
                                               -------------------------

Net income                                     $104,827        $  93,372
Weighted average shares
  Outstanding basic EPS                         746,337          720,804
Dilutive items
  Stock options                                 100,957           40,739
  Unvested stock awards                           3,875            1,362
Adjusted weighted average shares
   Outstanding used for diluted EPS             851,169          762,905

NOTE 5: REGULATORY CAPITAL REQUIREMENTS

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the September 30, 2002 financial statements.

                                                                                   To Be Well
                                                                                Capitalized Under
                                                           For Capital          Prompt Corrective
                                  Actual               Adequacy Purposes        Action Provisions
                        -----------------------       -------------------    -----------------------
                            Amount       Ratio           Amount    Ratio        Amount        Ratio
                            ------       -----           ------    -----        ------        -----
Total Capital (to
 Risk Weighted
 Assets)                $  9,132,082      23.0%        $3,179,982   8.0%      $3,974,977       10.0%
Tier I capital (to
 Risk Weighted
 Assets)                   8,848,453      22.3%         1,589,991   4.0%       2,384,986        6.0%
Tier 1 Capital (to
 Average Assets)           8,848,453      12.7%         2,792,786   4.0%       3,490,983        5.0%

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

MERGER AGREEMENT WITH BRADFORD BANK

On July 9, 2002, the Company entered into a Merger Agreement with Bradford Bank, whereby Bradford Bank will purchase all the outstanding shares of the Company for $14.55 per share in cash. Bradford Bank will also pay $14.55, less the respective exercise price, for each outstanding stock option. The merger is subject to regulatory approval. The merger price is also subject to possible reduction to the extent that the Company's termination of its defined benefit pension plan, prior to the merger, exceeds $100,000. The Company's stockholders approved the merger at the Annual Stockholders' Meeting on October 16, 2002. Closing of the merger is pending Office of Thrift Supervision (OTS) approval.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002

The Company's assets decreased $1 million or 1.4% to $70.0 million at September 30, 2002 from $71.0 million at June 30, 2002. Cash and cash equivalents decreased $1.2 million or 14.3% to $7.2 million at September 30, 2002 from $8.4 million at June 30, 2002, primarily as a result of a decrease in savings deposits and a decrease in advance payments by borrowers for taxes, insurance and ground rents. Investments increased $4.0 million at September 30, 2002 from $0 at June 30, 2002, as a result of an investment of $4.0 million in a cash management fund. The Company periodically invests excess funds in such a cash management fund, as it seeks to originate loans. Net loans receivable decreased $4.0 million or 6.5% to $57.1 million at September 30, 2002 from $61.1 million at June 30, 2002 as a result of normal amortization and payoffs. Savings deposits decreased $400,000 or 6.7% to $59.6 million at September 30, 2002 from $60.0 million at June 30, 2002. The Company believes the deposit decline is a result of customer reaction to reduced deposit rates, as the Company seeks to manage its net interest margin. Advance payments by borrowers for taxes, insurance, and ground rents decreased $800,000 or 72.7% to $300,000 at September 30, 2002 from $1.1 million at June 30, 2002 as a result of the payment of real estate taxes. The Company's stockholders' equity increased $105,000 or 1.1% to $9.5 million at September 30, 2002 from $9.4 million at June 30, 2002 primarily due to net income of $105,000 for the three months ended September 30, 2002.

COMPARISON  OF OPERATING  RESULTS FOR THE QUARTER  ENDED  SEPTEMBER 30, 2002 AND
2001

Net Income
----------

The Company reported net income of $105,000 for the quarter ended September 30, 2002 compared to $93,000 for the quarter ended September 30, 2001. The $12,000 increase in net income was primarily due to an increase in net interest income of $40,000, offset by a decrease of $12,000 in noninterest income, an increase in noninterest expense of $7,000 and an increase in provision for income taxes of $9,000.

Interest Income
---------------

Total interest income decreased by $140,000 or 11.4% to $1,087,000 for the quarter ended September 30, 2002 from $1,227,000 for the quarter ended September 30, 2001. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of 91 basis points in the average yield on interest-earning assets to 6.36% from 7.27%, as a result of declining interest rates.

Interest Expense
----------------

Total interest expense decreased by $179,000 or 24.8% to $543,000 for the quarter ended September 30, 2002 from $722,000 for the quarter ended September 30, 2001. The decrease in total interest expense for the comparable three months periods was due primarily to a decrease of 127 basis points in the average yield on interest-bearing liabilities to 3.65% from 4.92%, as a result of declining interest rates.

Net Interest Income
-------------------

The Company's net interest income increased $40,000 or 7.9% to $545,000 for the quarter ended September 30, 2002 from $505,000 for the quarter ended September 30, 2001. The increase in net interest income was primarily due to a decline in the average yield on interest bearing liabilities in a greater amount than the decline in the average yield on interest earning assets. This is reflected in the Company's net interest margin, which increased by 19 basis points to 3.18% from 2.99% for the comparable three months periods.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate.

Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months ended September 30, 2002, the Company recorded no provision for loan losses. During the three months ended September 30, 2001, the Company recorded no provision for loan losses. The Company's nonperforming loans as a percentage of loans receivable was 0.63% and 0.10% at September 30, 2002, and June 30, 2002, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income decreased by $12,000 or 27.9% to $31,000 for the quarter ended September 30, 2002 from $43,000 for the quarter ended September 30, 2001. The decrease in noninterest income was due primarily to a decrease of $7,000 in loan fees and service charges to $22,000 for the quarter ended September 30, 2002 from $29,000 for the quarter ended September 30, 2001.

Noninterest Expenses
--------------------

Total noninterest expenses increased by $7,000 or 1.8% to $404,000 for the quarter ended September 30, 2002 from $397,000 for the quarter ended September 30, 2001. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $15,000 to $268,000 for the quarter ended September 30, 2002 from $253,000 for the quarter ended September 30, 2001, primarily due to an increase in ESOP compensation expense as a result of an increase in the market value of the Company's stock.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta and in a short term liquid cash management fund. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $14.0 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments, as well as an investment in a short-term, liquid cash management fund. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2002, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $7.2 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $833,000 as of September 30, 2002.

The Company's principal sources of funds are deposits, loan repayments and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2002 totaled $22.9 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary use of cash in investing activities during the three months ended September 30, 2002 was a $600,000 increase in loan participations and a $4.0 million increase in investments, offset by a net decrease of $4.5 million in loans receivable.

The Company's primary uses of cash in financing activities during the three months ended September 30, 2002 consisted of a net decrease of $800,000 in advance payments by borrowers for taxes, insurance and ground rents and a net decrease of $400,000 in savings deposits.

ITEM 3: CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              None

         (b)  Reports on Form 8-K

              On July 9, 2002, the Company filed a Current Report on Form 8-K to report that it entered into a Merger Agreement with Bradford Bank.

              Further, the Company filed a Form 8-K on September 27, 2002, relating to its submission to the SEC of a Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WYMAN PARK BANCORPORATION, INC.
                                    Registrant


Date:  November 12, 2002            /s/ Ernest A. Moretti
                                    ------------------------------------
                                    Ernest A. Moretti
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 12, 2002            /s/ Ronald W. Robinson
                                    -------------------------------------
                                    Ronald W. Robinson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Ernest A. Moretti, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Wyman Park Bancorporation, Inc.,

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated  the   effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                           /s/ Ernest A. Moretti
                                            ------------------------------------
                                            Ernest A. Moretti
                                            Chief Executive Officer

                                  CERTIFICATION

I, Ronald W. Robinson, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Wyman Park Bancorporation, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated   the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                           /s/  Ronald W. Robinson
                                            ------------------------------------
                                            Ronald W. Robinson
                                            Chief Financial Officer