Form 10QSB
period 2002-12-31
WYMAN PARK BANCORPORATION INC
filed 2003-02-05
CIK 1046354

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For  the quarterly period ended December 31, 2002

--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                      ---
As of February 5, 2003, the issuer had 822,490 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes___   No    X
            -------




                                    Contents

Part I. Financial Information                                                     Page
        ---------------------                                                     ----

Item I. Financial Statements

        Consolidated Statements of Financial Condition at
        December 31, 2002 and June 30, 2002.....................................     2

        Consolidated Statements of Operations for the Three Month and Six
        Month Periods ended December 31, 2002 and 2001.... ................          3

        Consolidated Statements of Cash Flows for the Six Month
        Periods Ended December 31, 2002 and 2001..............................       4

        Notes to Consolidated Financial Statements...............................  5-6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...................................................  7-12

Item 3.  Controls and Procedures................................................    12


Part II. Other Information
         -----------------

Item 1.  Legal Proceedings......................................................    13

Item 2.  Changes in Securities and Use of Proceeds..............................    13

Item 3.  Defaults Upon Senior Securities........................................    13

Item 4.  Submission of Matters to a Vote of Security Holders....................    13

Item 5.  Other Information......................................................    14

Item 6.  Exhibits and Reports on Form 8-K.......................................    14



Signatures......................................................................    15


Certifications.................................................................  16-17


                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                 Consolidated Statements of Financial Condition

                                                       December 31,       June 30,
                                                           2002             2002
                                                           ----             ----
                                                       (Unaudited)
         Assets
         ------

Cash and noninterest bearing deposits                  $    930,845    $    263,180
Interest bearing deposits in other banks                  5,076,558       3,516,191
Federal funds sold                                        6,545,009       4,641,478
                                                       ------------    ------------
Total cash and cash equivalents                          12,552,412       8,420,849
Investments                                               4,025,434              --
Loans receivable, net                                    51,929,775      61,072,782
Mortgage-backed securities held to maturity
  at amortized cost, fair value of $96,289 (12/2002)
  and $111,684 (6/2002)                                      95,599         109,306
Federal Home Loan Bank of Atlanta stock, at cost            528,900         528,900
Accrued interest receivable                                 214,650         319,109
Ground rents owned, at cost                                 120,100         120,100
Property and equipment, net                                  73,346          92,141
Federal and state income taxes receivable                     7,719              --
Deferred tax asset                                          216,740         216,740
Prepaid expenses and other assets                           325,503         131,504
                                                       ------------    ------------
Total Assets                                           $ 70,090,178    $ 71,011,431
                                                       ------------    ------------

           Liabilities & Stockholders'Equity
           ---------------------------------

Liabilities:
Demand deposits                                        $  5,701,961    $  5,649,688
Money market and NOW accounts                            10,624,565      10,097,757
Time deposits                                            43,073,503      44,240,930
                                                       ------------    ------------
Total deposits                                           59,400,029      59,988,375
Advance payments by borrowers for taxes,
  insurance and ground rents                                430,463       1,104,059
Accrued interest payable on savings deposits                  7,059           9,650
Federal and state income taxes payable                        4,066          14,643
Accrued expenses and other liabilities                      649,000         532,045
                                                       ------------    ------------
Total liabilities                                        60,490,617      61,648,772

Stockholders' Equity
--------------------
Common stock, par value $.0l per share; authorized
  2,000,000 shares; issued 1,011,713 shares                  10,117          10,117
Additional paid-in capital                                4,264,703       4,264,703
Contra equity - Employee Stock Ownership Plan (ESOP)       (366,126)       (366,126)
Retained earnings, substantially restricted               7,439,807       7,202,905
Treasury Stock; 189,223 shares at cost at
  December 31, 2002 and  June 30, 2002                   (1,748,940)     (1,748,940)
                                                       ------------    ------------
Total stockholders' equity                                9,599,561       9,362,659
                                                       ------------    ------------

Total liabilities and stockholders' equity             $ 70,090,178    $ 71,011,431
                                                       ------------    ------------
See accompanying notes to financial statements





                Wyman Park Bancorporation, Inc. and Subsidiaries
                              Lutherville, Maryland
                      Consolidated Statements of Operation
                                   (Unaudited)


                                                   For the Six Months              For the Three Months
                                                   Ended December 31,              Ended December 31,
                                                   2002           2001             2002           2001
                                                   ----           ----             ----           ----

Interest and fees on loans receivable          $2,033,718      $2,333,405      $  993,377      $1,151,429
Interest on mortgage-backed securities              2,291           4,336           1,108           2,122
Interest on investment securities                  25,434             -            14,797             -
Interest on other investments                      76,441          81,324          41,178          38,435
                                               ----------      ----------      ----------      ----------
  Total interest income                        $2,137,884      $2,419,065      $1,050,460      $1,191,986
                                               ----------      ----------      ----------      ----------

Interest on savings deposits                   $1,040,007      $1,384,420      $  497,693      $  662,810
Interest on escrow deposits                           521             648             200             260
                                               ----------      ----------      ----------      ----------
  Total interest expense                       $1,040,528      $1,385,068      $  497,893      $  663,070

 Net interest income before provision
   for loan losses                              1,097,356       1,033,997         552,567         528,916
Provision for loan losses                             -               165             -               165
                                               ----------      ----------      ----------      ----------
  Net interest income                          $1,097,356      $1,033,832      $  552,567      $  528,751
                                               ----------      ----------      ----------      ----------

Other Income
------------
  Loan fees and service charges                $   35,797      $   54,674      $   14,220      $   25,346
  Gain on sales of loans receivable                 3,850          24,098           2,200          19,323
  Other                                            40,247          21,275          32,036          12,159
                                               ----------      ----------      ----------      ----------
    Total other income                         $   79,894      $  100,047      $   48,456      $   56,828
                                               ----------      ----------      ----------      ----------

Noninterest Expenses
--------------------
  Salaries and employee benefits               $  493,442      $  483,004      $  225,538      $  229,829
  Occupancy costs                                  45,397          51,185          22,023          24,566
  Professional services                            36,546          33,036          22,302          20,307
  Federal deposit insurance premiums                5,131           5,501           2,570           2,794
  Furniture and fixtures depreciation and
    maintenance                                    31,756          20,499          17,085           9,508
 Data processing                                   41,915          40,907          20,620          20,263
  Advertising                                      11,967          15,319           8,078           8,540
  Franchise and other taxes                        17,599          19,172           7,935           6,683
  Other                                            99,228         109,491          52,430          58,396
                                               ----------      ----------      ----------      ----------
    Total noninterest expenses                 $  782,981      $  778,114      $  378,581      $  380,886

Income before tax provision                       394,269         355,765         222,442         204,693

Provision for income taxes                        157,367         140,016          90,367          82,316
                                               ----------      ----------      ----------      ----------

    Net Income                                 $  236,902      $  215,749      $  132,075      $  122,377
                                               ----------      ----------      ----------      ----------

    Basic net income per share                 $     0.32      $     0.30      $     0.18      $     0.17
    Diluted net income per share               $     0.28      $     0.28      $     0.15      $     0.16


See accompanying notes to financial statements.

                         Wyman Park Bancorporation, Inc.
                                and Subsidiaries
                              Lutherville, Maryland

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended December 31,
                                                                -----------------------------
                                                                      2002           2001
                                                                      ----           ----


Cash Flows from operating activities
  Net income                                                    $    236,902    $    215,749
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                19,287          19,572
         Non-cash compensation under stock based benefit plan            -            (3,022)
         Amortization of loan fees                                   (82,747)        (32,301)
         Provision for loan loss                                         -               165
         Gain on sales of loans receivable                            (3,850)        (24,098)
         Loans originated for sale                                  (385,000)     (1,310,350)
         Proceeds from loans originated for sale                     388,850       1,334,448
         Decease in accrued interest receivable                      104,459          55,571
         Increase in prepaid expenses  and other assets             (193,999)        (18,082)
         Increase in accrued expenses and other liabilities          116,955         118,835
         Increase in federal and sate income taxes receivable         (7,719)         (5,854)
         Decrease in federal and state income taxes payable          (10,577)        (17,562)
         Decrease in accrued interest payable on
           savings deposits                                           (2,591)         (3,867)
                                                                ------------    ------------


Net cash provided by operating activities                            179,970         329,104

Cash flows from investing activities
------------------------------------
  Increase in investments                                         (4,025,434)     (2,509,778)
  Proceeds from sale of ground rents                                     -             2,500
  Net decrease in loans receivable                                10,081,252       4,107,162
  Purchase of loan participations                                   (855,498)     (1,652,351)
  Mortgage-backed securities principal repayments                     13,707          17,263
  Purchases of property and equipment                                   (492)        (11,209)

 Net cash provided by  (used in) investing activities              5,213,535         (46,413)

Cash flows from financing activities
------------------------------------
  Net decrease in savings deposits                                  (588,346)     (1,870,951)
  Decrease in advance payments by borrowers
    for taxes, insurance and ground rents                           (673,596)       (688,019)
  Repurchase of common stock                                             -               -
                                                                ------------    ------------


Net cash used in financing activities                             (1,261,942)     (2,558,970)

Net increase (decrease) in cash and cash equivalents            $  4,131,563    $ (2,276,279)
Cash and cash equivalents at beginning of period                   8,420,849       4,432,017
                                                                ------------    ------------


Cash and cash equivalents at end of period                      $ 12,552,412    $  2,155,738
                                                                ------------    ------------


Supplemental information
------------------------
  Interest paid on savings deposits and borrowed funds          $  1,040,528    $  1,385,069

  Income taxes paid                                             $    137,860    $    147,000

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

Note 2:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3:  Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents. Cash equivalents consist of cash, non-interest bearing deposits, variable rate interest bearing deposits in other banks and federal funds sold.

D

Note 4:  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned Employee Stock Ownership Plan (ESOP) shares are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock is summarized for the three months and six months ended December 31, 2002 and 2001 as follows:

                                           Three Months Ended           Six Months Ended
                                              December 31,                 December 31,

                                           2002          2001          2002          2001
                                         ----------------------      ----------------------
Net income                               $132,075      $122,377      $236,902      $215,749
Weighted average shares
  Outstanding basic EPS                   750,081       724,731       748,209       722,767
Dilutive items
  Stock options                           102,437        49,328       101,586        44,450
  Unvested stock awards                     4,007         2,604         3,931         1,898
Adjusted weighted average shares
   Outstanding used for diluted EPS       856,525       776,663       853,726       769,115


Note 5:  Regulatory Capital Requirements

Under OTS regulations, the Association must maintain capital at least equal to specified percentage of its assets. The Association's assets and capital for these purposes are subject to OTS regulatory definition, and the percentage levels vary depending on the capital levels being measured. The following table presents the Association's capital position based on the December 31, 2002 financial statements.

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                           For Capital           Prompt Corrective
                                  Actual                Adequacy Purposes        Action Provisions
                       ------------------------         -----------------        -----------------
                         Amount           Ratio     Amount           Ratio    Amount           Ratio
                         ------           -----     ------           -----    ------           -----
Total Capital (to
 Risk Weighted
 Assets)                $9,272,477        25.0%    $2,963,621        8.0%    $3,704,526        10.0%
Tier I capital (to
 Risk Weighted
 Assets)                 8,988,849        24.3%     1,481,810        4.0%     2,222,716         6.0%
Tier 1 Capital (to
 Average Assets)         8,988,849        12.9%     2,796,596        4.0%     3,495,746         5.0%

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

Merger Agreement With Bradford Bank

On July 9, 2002, the Company entered into a Merger Agreement with Bradford Bank, whereby Bradford Bank will purchase all the outstanding shares of the Company for $14.55 per share in cash. Bradford Bank will also pay $14.55, less the respective exercise price, for each outstanding stock option. The merger price is subject to reduction to the extent that the cost of the Company's termination of its defined benefit pension plan, as part of the merger, exceeds $100,000. The Company's stockholders approved the merger at the Annual Stockholders' Meeting on October 16, 2002. The Office of Thrift Supervision (OTS) approved the merger on December 19, 2002. The merger is expected to occur in February 2003.

Comparison of Financial Condition at December 31, 2002 and June 30, 2002

The Company's assets decreased $900,000 or 1.3% to $70.1 million at December 31, 2002 from $71.0 million at June 30, 2002. Cash and cash equivalents increased $4.2 million or 50.0% to $12.6 million at December 31, 2002 from $8.4 million at June 30, 2002, primarily as a result of a decrease in loan originations. Investments increased $4.0 million at December 31, 2002 from $0 at June 30, 2002, as cash from loan payments and loan payoffs were instead invested in a cash management fund. Net loans receivable decreased $9.2 million or 15.1% to $51.9 million at December 31, 2002 from $61.1 million at June 30, 2002 as a result of normal amortization and payoffs. Savings deposits decreased $588,000 or 1.0% to $59.4 million at December 31, 2002 from $60.0 million at June 30, 2002. The Company believes the deposit decline is the result of customer reaction to reduced deposit rates, as the Company seeks to manage its net interest margin. Advance payments by borrowers for taxes, insurance and ground rents decreased $670,000 or 60.9% to $430,000 at December 31, 2002 from $1.1 million at June 30, 2002 as the result of the payment of escrowed real estate taxes. The Company's stockholders' equity increased $237,000 or 2.5% to $9.6 million at December 31, 2002 from $9.4 million at June 30, 2002 as a result of net income of $237,000 for the six months ended December 31, 2002.

Comparison of Operating Results for the Quarter and Six Months Ended December 31, 2002 and December 31, 2001

Net Income
----------

The Company reported net income of $132,000 for the quarter ended December 31, 2002 compared to $122,000 for the quarter ended December 31, 2001. The $10,000 increase in net income was primarily due to an increase in net interest income of $24,000, offset by a decrease in non-interest income of $8,000 and an increase in provision for income taxes of $8,000.

The Company's net income for the six months ended December 31, 2002 was $237,000 compared to $216,000 for the six months ended December 31, 2001. The $21,000 increase in net income was primarily due to an increase in net interest income of $63,000, offset by a decrease in non-interest income of $20,000 and an increase in provision for income taxes of $17,000.

Interest Income
---------------

Total interest income decreased by $142,000 or 11.9% to $1,050,000 for the quarter ended December 31, 2002 from $1,192,000 for the quarter ended December 31, 2001. The decrease in total interest income for the comparable three months periods was due primarily to a decrease of 84 basis points in the average yield on interest-earning assets to 6.18% from 7.02%, as a result of declining interest rates.

 Total interest income decreased by $281,000 or 11.6% to $2,138,000 for the six months ended December 31, 2002 from $2,419,000 for the six months ended December 31, 2001. The decrease in total interest income for the comparable six months periods was due primarily to a decrease of 84 basis points in the average yield on interest-earning assets to 6.28% from 7.12%, as a result of declining interest rates.

Interest Expense
----------------

Total interest expense decreased by $165,000 or 24.9% to $498,000 for the quarter ended December 31, 2002 from $663,000 for the quarter ended December 31, 2001. The decrease in total interest expense for the comparable three months periods was due primarily to a decrease of 118 basis points in the average yield on interest-bearing liabilities to 3.36% from 4.54%, partially offset by an increase of $900,000 in the average balance of interest-bearing liabilities to $59.3 million from $58.4 million.

The increase in the average balance of interest-bearing liabilities was due to an increase of $900,000 in the average balance of savings deposits for the three months comparable periods.

Total interest expense decreased by $344,000 or 24.8% to $1,041,000 for the six months ended December 31, 2002 from $1,385,000 for the six months ended December 31, 2001. The decrease in total interest expense for the comparable six months periods was due primarily to a decrease of 123 basis points in the average yield on interest-bearing liabilities to 3.50% from 4.73%, partially offset by an increase of $900,000 in the average balance of interest-bearing liabilities to $59.4 million from $58.5 million.

The increase in the average balance of interest-bearing liabilities was due to a an increase of $900,000 in the average balance of savings deposits for the six months comparable periods.

Net Interest Income
-------------------

The Company's net interest income increased $24,000 or 4.5% to $553,000 for the quarter ended December 31, 2002 from $529,000 for the quarter ended December 31, 2001. This was the result of the decline in interest expense in a greater amount than the decline in interest income. This is reflected in the Company's net interest margin, which increased 13 basis points to 3.25% from 3.12%.

The Company's net interest income increased $63,000 or 6.1% to $1,097,000 for the six months ended December 31, 2002 from $1,034,000 for the six months ended December 31, 2001. The increase in net interest income was primarily due to a decline in interest expense in a greater amount than the decline in interest income. This is reflected in the Company's net interest margin, which increased 18 basis points to 3.22% from 3.04% for the comparable six month periods.

Provision For Loan Losses
-------------------------

Management monitors its allowance for loan losses and makes additions to the allowance, through the provision for loan losses, as economic conditions and other factors dictate. Among the other factors considered by management are loan volume, type of collateral and prior loan loss experience. During the three months and six months ended December 31, 2002, the Company recorded no provision for loan losses. The Company's nonperforming loans as a percentage of loans receivable was 0.08% and 0.10% at December 31, 2002, and June 30, 2002, respectively, all consisting of single-family residential mortgage loans.

Noninterest Income
------------------

Total noninterest income decreased by $9,000 or 15.8% to $48,000 for the quarter ended December 31, 2002 from $57,000 for the quarter ended December 31, 2001. The decrease in noninterest income was due primarily to a decrease of $11,000 in service fees on checking accounts to $14,000 for the quarter ended December 31, 2002 from $25,000 for the quarter ended December 31, 2001 and a decrease of $17,000 in gain on sales of loans receivable to $2,000 for the quarter ended
December 31, 2002 from $19,000 for the quarter ended December 31, 2001, partially offset by an increase of $20,000 in other income to $32,000 for the quarter ended December 31, 2002 from $12,000 for the quarter ended December 31, 2001 due to sales of annuities and miscellaneous fees.

Total noninterest income decreased by $20,000 or 20.0% to $80,000 for the six months ended December 31,2002 from $100,000 for the six months ended December 31, 2001. The decrease in noninterest income was due primarily to a decrease of $19,000 in service fees on checking accounts to $36,000 for the six months ended December 31, 2002 from $55,000 for the six months ended December 31, 2001 and a decrease of $20,000 in gain on sales of loans receivable to $4,000 for the six months ended December 31, 2002 from $24,000 for the six months ended December 31, 2001, partially offset by an increase of $19,000 in other income to $40,000 for the six months ended December 31, 2002, from $21,000 for the six months ended December 31, 2001, due to sales of annuities and miscellaneous fees. The decrease in gain on sales of loans receivable during both the three month and six month periods was due to the corresponding decline in loan originations, as the Company's lending activity has been concentrated primarily in the refinancing area.

Noninterest Expenses
--------------------

Total noninterest expenses decreased by $2,000 or 0.5% to $379,000 for the quarter ended December 31, 2002 from $381,000 for the quarter ended December 31, 2001. The decrease in noninterest expenses was primarily due to a decrease in salaries and employee benefits of $4,000 to $226,000 for the quarter ended December 31, 2002 from $230,000 for the quarter ended December 31, 2001, as a result of a decline in staff and a decrease in other noninterest expenses of $6,000 to $52,000 for the quarter ended December 31, 2002 from $58,000 for the quarter ended December 31, 2001, partially offset by an increase in furniture and fixtures depreciation and maintenance of $7,000 to $17,000 for the quarter ended December 31, 2002 from $10,000 for the quarter ended December 31, 2001, due to depreciation on a new ATM and computer hardware.

Total noninterest expenses increased by $5,000 or 0.6% to $783,000 for the six months ended December 31, 2002 from $778,000 for the six months ended December 31, 2001. The increase in noninterest expenses was primarily due to an increase in salaries and employee benefits of $10,000 to $493,000 for the six months ended December 31, 2002 from $483,000 for the six months ended December 31, 2001, due to staff additions and an increase in furniture and fixtures depreciation and maintenance of $11,000 to $32,000 for the six months ended December 31, 2002 from $21,000 for the six months ended December 31, 2001, due to depreciation on a new ATM and computer hardware, partially offset by a decline in occupancy costs of $6,000 to $45,000 for the six months ended December 31, 2002 from $51,000 for the six months ended December 31, 2001, as a result of fully depreciated office building components and a decline in other noninterest expenses of $10,000 to $99,000 for the six months ended December 31, 2002 from $109,000 for the six months ended December 31, 2001.

Liquidity and Capital Resources
-------------------------------

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds, when applicable, generally are invested in overnight deposits at a correspondent bank and at the Federal Home Loan Bank (FHLB) of Atlanta and in a short term liquid cash management fund. Currently when the Company requires funds, beyond its ability to generate deposits, additional sources of funds are available, as advances or borrowings, through the FHLB of Atlanta. The Company has the ability to pledge its FHLB of Atlanta stock or certain other assets as collateral for up to $14.0 million in advances. The Company's most liquid assets are cash and cash equivalents, which include short-term investments, as well as an investment in a short-term, liquid cash management fund. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2002, the Company's cash on hand, interest bearing deposits, Federal funds sold and short-term investments totaled $12.6 million. Management and the Board of Directors believe that the Company's liquidity is adequate, including its ability to secure advances from the FHLB of Atlanta, to satisfy its loan commitments of approximately $318,000 as of December 31, 2002.

The Company's principal sources of funds are deposits, loan repayments and other funds provided by operations. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2002 totaled $22.1 million. Historically, a high percentage of maturing deposits have remained with the Company. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Association maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

The Company's primary source of cash in investing activities during the six months ended December 31, 2002 was a net decrease of $10.1 million in loans receivable, offset by a $4.0 million increase in investments.

The Company's primary uses of cash in financing activities during the six months ended December 31, 2002 consisted of a net decrease of $600,000 in savings deposits and a net decrease of $700,000 in advance payments by borrowers for taxes, insurance and ground rents.


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

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          (a) On October 16, 2002, Wyman Park Bancorporation, Inc. (the "Company") held its Annual Meeting of Stockholders.

          (b)  Not Applicable

          (c)  Stockholders voted on the following matters:

               (i) The election of the following three directors of the Company;

                        Votes:                         For          Withheld
                        ------                         ---          --------

                        G. Scott Barhight            722,662         32,426
                        Ernest A. Moretti            750,563          4,525
                        John K. White                723,022         32,066

          As a result, G. Scott Barhight, Ernest A. Moretti and John K. White were elected directors for terms to expire in 2005. There were no abstentions or broker non votes.

               (ii) The adoption of the Agreement and Plan of Merger;

                                           Votes:       % of Outstanding Shares
                                           ------       -----------------------

                        For                679,906              82.7%
                        Against                575                .1%
                        Abstain                100                 -
                        Broker Non-Votes    74,507               9.1%

               As a result, the adoption of the Agreement and Plan of Merger was approved.

Item 5.   Other Information None

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits None

          (b) On October 16, 2002, the Company filed a Current Report on Form 8-K to report the approval by its stockholders of the Merger Agreement with Bradford Bank.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    WYMAN PARK BANCORPORATION, INC.
                                    Registrant


Date:  February 5, 2003             /s/ Ernest A. Moretti
                                    --------------------------------------------
                                    Ernest A. Moretti
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 5, 2003             /s/ Ronald W. Robinson
                                    --------------------------------------------
                                    Ronald W. Robinson
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

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


February 5, 2003                                         /s/ Ernest A. Moretti
                                                         -----------------------
                                                         Ernest A. Moretti
                                                         Chief Executive Officer

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


February 5, 2003                                         /s/ Ronald W. Robinson
                                                         -----------------------
                                                         Ronald W. Robinson
                                                         Chief Financial Officer

                        CERTIFICATION OF QUARTERLY REPORT

     In connection with the accompanying Quarterly Report of Wyman Park Bancorporation, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"), I, Ernest A. Moretti, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Ernest A. Moretti
                                                     ---------------------------
                                                     Ernest A. Moretti
                                                     Chief Executive Officer


Date: February 5, 2003

                        CERTIFICATION OF QUARTERLY REPORT

     In connection with the accompanying Quarterly Report of Wyman Park Bancorporation, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"), I, Ronald W. Robinson, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Ronald W. Robinson
                                                     ---------------------------
                                                     Ronald W. Robinson
                                                     Chief Financial Officer

Date:  February 5, 2003